Form 10QSB
period 1995-03-31
UNIVERSAL FRANCHISE OPPORTUNITIES CORP
filed 1995-05-10
CIK 22460

                                                                     FORM 10-QSB
                                                                     PAGE 1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _______________

                                  FORM lO-QSB

(MARK ONE)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----  EXCHANGE ACT OF 1934
For Quarter Ended     March 31, 1995

                                       OR

      TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----  EXCHANGE ACT OF 1934
For the transition period from _____________________ to __________________


                        Commission File Number 01-14221

           UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     51-0339167
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

3650 Silverside Road, Suite 1037, Wilmington, Delaware          19810
(Address of principal executive office)                         (Zip Code)

Registrant's telephone number, including area code (302) - 479 - 7733

_______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Class                                             Outstanding at March 31, 1995
- --------------------------                        -----------------------------
Common stock - Class A -
  $.025 par value                                 2,081,190 shares
Common stock - Class B -
  $.025 par value                                   731,790 shares

                                                                     FORM 10-QSB
                                                                     PAGE 2.

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES


                                     INDEX

                                                              Page No.
                                                              --------
Facing Sheet                                                     1

Index                                                            2

PART I.     Financial Information:
            Unaudited Condensed Consolidated
            Balance Sheet March 31, 1995                       3, 4

            Unaudited Condensed Consolidated
            Statements of Income for the Three
            Months Ended March 31, 1995 and
            1994                                                5

            Unaudited Condensed Consolidated
            Statements of Cash Flows for the
            Three Months ended March 31, 1995
            and 1994                                            6

            Notes to Unaudited Condensed
            Consolidated Financial Statements                 7 - 11

            Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations                        12 - 14

PART II.    Item 5 Other Information                            15

            Item 6 Exhibits and Reports on
            Form 8-K                                         15 - 16

            Signatures                                          17

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     AS AT
                                 MARCH 31, 1995
                                  (UNAUDITED)


Current Assets
     Cash                                                          $   532,474
     U. S. Treasury Securities                                       1,926,337
     Marketable securities, at cost,
       which approximates market value                                   1,672
     Inventory                                                           6,288
     Prepaid income taxes                                               13,350
     Prepaid expenses                                                    9,767
     Other receivables                                                  49,138
                                                                   -----------

           Total Current Assets                                      2,539,026
                                                                   -----------

Property and Equipment
     New York leasehold improvements and
       equipment                                                       814,277
     Restaurant improvements and equipment                             157,707
     Land                                                              135,310
     Other                                                              65,467
                                                                   -----------
                                                                     1,172,761

Less: Accumulated depreciation and
        amortization                                                   742,769
                                                                   -----------

     Total Property and Equipment                                      429,992
                                                                   -----------

Other Assets
     Certificates of deposit                                           751,475
     Franchise rights, net of amortization                             310,039
     Asset acquisition costs, net of amortization                       17,525
     Restaurant equipment held for resale                               50,000
     Security deposits                                                  28,180
                                                                   -----------

           Total Other Assets                                        1,157,219
                                                                   -----------


           Total Assets                                            $ 4,126,237
                                                                   ===========



See accompanying notes to the unaudited condensed consolidated financial statements.

                                                                     FORM 10-QSB
                                                                     PAGE 4

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     AS AT
                                 MARCH 31, 1995
                                  (UNAUDITED)



Current Liabilities
     Current portion of long-term debt                              $   18,970
     Accounts payable                                                  138,025
     Income taxes payable                                               31,780
     Deferred income                                                    25,000
                                                                    ----------
           Total Current Liabilities                                   213,775

Long-term debt, less current portion above                              56,617
                                                                    ----------

           Total Liabilities                                           270,392
                                                                    ----------

Commitments and Contingencies

Stockholders' Equity
     Preferred stock, par value $.10
           per share - authorized 100
           shares - no shares issued and
           outstanding                                                   -
     Common stock, Class A par value,
           $.025 per share - authorized
           5,000,000 shares - 2,081,190
           shares issued and outstanding                                52,030
     Common stock, Class B, par value,
           $.025 per share - authorized
           2,000,000 shares - 731,790
           shares issued and outstanding                                18,294
     Additional paid in capital                                      3,356,135
     Retained earnings                                                 429,386
                                                                    ----------

           Total Stockholders' Equity                                3,855,845
                                                                    ----------

           Total Liabilities and
           Stockholders' Equity                                     $4,126,237
                                                                    ==========





See accompanying notes to the unaudited condensed consolidated financial statements.

                                                                     FORM 10-QSB
                                                                     PAGE 5

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                        For the Three Months Ended
                                                                 March 31,
                                                            1995           1994
                                                            ----           ----
                                                        (Unaudited)    (Unaudited)
Operating Revenues
   Premises sublease and equipment
     rental income                                       $     -        $   88,130
   Restaurant sales                                          91,505        261,763
   Franchise fees                                            20,466         21,873
   Consulting fees - franchisees                             20,455           -
   Other                                                         59            170
                                                         ----------     ----------
                                                            132,485        371,936
                                                         ----------     ----------
Expenses
   General and administrative expense                       264,921        238,971
   Restaurant cost of sales                                 107,104        356,363
   Rental expense - sublease                                 70,268         72,556
   Depreciation and amortization -
     sublease property                                        6,969          7,124
   Depreciation and amortization -
     restaurant improvements and
     equipment                                                4,398         27,028
   Amortization - franchise rights                            5,925          5,925
   Depreciation and amortization -
     other                                                    3,110          2,932
   Provision for loss on store closings                       5,626           -
                                                         ----------     ----------
                                                            468,321        710,899
                                                         ----------     ----------

Operating profit (loss)                                 (   335,836)   (   338,963)
                                                         ----------     ----------

Other Income (Expense)
   Interest income                                           46,674         56,748
   Interest expense                                     (     1,572)   (     1,918)
   Loss on redemption of certificates of deposit            (42,890)          -
                                                         ----------     ----------

                                                              2,212         54,830
                                                         ----------     ----------

Loss before income and franchise taxes                  (   333,624)   (   284,133)

Provision for income and
   franchise taxes                                            1,284          1,150
                                                         ----------     ----------

Net Income (loss)                                       (   334,908)   ($  285,283)
                                                         ==========     ==========

Per Share of Common Stock
   Net Income (loss)                                    ($     0.12)   ($     0.10)
                                                         ==========     ==========

Average Common Shares Outstanding                         2,812,980      2,812,980
                                                         ==========     ==========




See accompanying notes to the unaudited condensed consolidated financial statements.

                                                                     FORM 10-QSB
                                                                     PAGE 6

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                For the Three Months Ended
                                                         March 31,
                                                  1995              1994
                                                  ----              ----
                                              (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING
    ACTIVITIES:
    Net income (loss)                         ($   334,908)     ($   285,283)
    Adjustments to reconcile
     net income to net cash provided
     by Operating Activities
      Depreciation and
        amortization                                20,402            44,723
      Changes in certain current
        assets and liabilities
          Current assets                            41,543      (      9,731)
          Current liabilities                 (     29,681)     (      5,956)
                                               -----------       -----------

Net Cash Provided (Used) by
    Operating Activities                      (    302,644)     (    256,247)
                                               -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of long-term certificates
      of deposit                                      -         (    273,118)
    Purchase of U.S. Treasury securities      (  1,926,337)             -
    Redemption of certificates of deposit        2,000,726              -
    Purchase of property, equipment
      and construction in progress            (      1,293)     (    142,140)
    Decrease (increase) in security
      deposits                                         770      (      1,110)
                                               -----------       -----------
Net Cash Provided (Used) by Investing
      Activities                                    73,866      (    416,368)
                                               -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Reduction of long-term debt               (      4,509)     (      4,164)
    Loan payable-officer                              -              143,751
                                               -----------       -----------

Net Cash Provided (Used) by Financing
    Activities                                (      4,509)          139,587
                                               -----------       -----------
Net Increase (Decrease) in Cash
    and Certificates of Deposit               (    233,287)     (    533,028)
Cash and Certificates of Deposit
    at beginning of period                         765,761         3,018,010
                                               -----------       -----------
Cash and Certificates of Deposit
    at end of period                           $   532,474       $ 2,484,982
                                               ===========       ===========

Supplemental Cash Flow Information
Interest paid                                  $     1,572       $     1,918
Income taxes paid                              $      -          $      -




See accompanying notes to the unaudited condensed consolidated financial statements.

                                                                     FORM 10-QSB
                                                                     PAGE 7.

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1995 AND 1994


1. The financial information included herein is unaudited; however, in the opinion of the Company, such information reflects all adjustments (consisting solely of normal recurring accruals) necessary to present fairly results for the interim periods.

2. The results of operations for the three-month period ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year. Certain items in the 1994 financial statements have been reclassified to conform with the 1995 presentation.

3. The Company's discontinued school operations had received the majority of its funds under various governmental programs which provided for some form of tuition assistance for students. The various governmental authorities have the right to audit the Company for compliance with their specific regulations. The Company believes it was in compliance with all such regulations, and no provision has been made in the financial statements for any possible penalties for non-compliance.

        In January, 1988, the Office of the State Comptroller ("OSC") issued a preliminary report of its findings based on an audit of the Tuition Assistance Program ("TAP") certification for the academic years 1983-1984 through 1986-1987. The audit covered 6,084 awards totaling $4,672,370 for these academic years. The preliminary findings recommend that the Higher Education Services Corporation seek recovery of $316,105 from the Company arising out of the alleged incorrect certification of 465 awards. The Company submitted a response to such findings and, upon advice of its special counsel, has not taken any other action with regard thereto. According to management of the Company, the Company received no further communications with regard to such findings up to the date of filing of this report.

4. On May 24, 1990, the Company's subsidiary, CPU (NY), received from the landlord of its New York premises consent to sublease approximately 22,500 square feet of the premises to an unrelated party for a term to run substantially until the expiration date of the main lease. CPU
        (NY) also leased to the subtenant most of the Company's school equipment which had been used in connection with the premises. CPU
        (NY) will remain liable to its landlord through its lease term ending March 31, 1999, for the annual rentals stipulated in the Company's lease with respect to such approximately 22,500 square feet of space.

        On January 27, 1995, the Sublessee filed a Chapter 11 petition and moved to reject the aforementioned Sublease and equipment rental contract. On March 2, 1995, the Court issued an order rejecting the Sublease and equipment rental contract. At December 31, 1994, after having applied the security deposit of $56,000, there remained $60,856

                                                                     FORM 10-QSB
                                                                     PAGE 8.

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1995 AND 1994
                                   (Con't...)

        of the premises and equipment rental due. This amount had been fully reserved in the 1994 financial statements and the applicable reserve and receivable have been written off in January,1995. If CPU (NY) does not relet the premises to another tenant in 1995, improvements and equipment having a net book value of approximately $175,000 will be written off.

        CPU (NY) has failed to pay the rent due to its landlord since December, 1994. The landlord has drawn on the letter of credit which it held as security deposit for the lease and, in March, 1995, the $72,000 certificate of deposit held as collateral for such letter of credit was redeemed. CPU (NY) continues to remain liable to its landlord for performance of that portion of the lease of the New York premises which is presently subleased, until the expiration date of the lease in 1999.

        On July 2, 1992, CPU (NY) entered into an agreement with the landlord of its New York City premises, pursuant to which, effective as of that date, CPU (NY) delivered possession to such landlord of 40% of its New York premises (the entire third floor thereof), and, among other things, the landlord eliminated such third floor from CPU (NY)'s lease and released CPU (NY) from rent and additional rent obligations relating to such third floor, resulting in a pro rata reduction in CPU
        (NY)'s overall payment obligations under its lease for the entire premises. Such agreement resulted from the landlord having entered into a lease with the Association in Manhattan for Autistic Children, Inc. ("AMAC"), for a term ending on or after March 31, 1999 (which is the end of CPU (NY)'s lease term), for such third floor. However, if such AMAC lease, along with the leases between AMAC and the landlord for two other floors in such building, are terminated for non-payment of rent or additional rent, the landlord has the right to re-deliver possession of the third floor to CPU (NY), whereupon all of CPU (NY)'s payment and other obligations will recommence as if the aforesaid agreements had not been entered into.

5. In August, 1992, a purported stockholder of the Company filed in the United States District Court for the Southern District of New York a stockholder's derivative action on behalf of the Company, naming two of the Company's directors as defendants and the Company as nominal defendant. Such action alleged (i) alleged insider trading in Company's stock, (ii) alleged breach of fiduciary duty in approving and accepting compensation alleged to be excessive, and (iii) allegedly operating an unregistered investment company. In addition to seeking unspecified monetary damages on behalf of the Company, Plaintiff sought the appointment of a trustee or receiver to dispose of the assets of the Company. On April 30, 1993, the Plaintiff filed a motion to dismiss the action without prejudice and is waiting court determination as to whether individual stockholder notification is required.

                                                                     FORM 10-QSB
                                                                     PAGE 9.

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1995 AND 1994
                                   (Con't...)

6. On April 30, 1993, a wholly-owned subsidiary that was created for the Company's food service business, S.P. Unlimited, Inc., (SPU) acquired substantially all the assets of Premier Franchise Corporation (formerly called the Salad Bar Corporation) and SPFC, Inc. consisting principally of franchise rights, restaurant improvements and equipment for an aggregate consideration of $498,000 (including $351,000 of cash and $147,000 of notes).

        In connection with the acquisition, SPU entered into an Employment Agreement with Donald J. Ryan, pursuant to which Mr. Ryan is to act as President, Chief Operating Officer and a Director of SPU, and a Director of the Company, for a compensation package which includes a salary of $100,000 and an incentive bonus of $50,000 for any year in which pre-tax earnings of the Company exceed $1,500,000. Mr. Ryan's agreement expires on April 30, 2000, unless earlier terminated for cause, as specified in such agreement (which, among other things, includes cessation of the business of SPU). In the event that SPU is sold and the sale does not provide for continued employment of Mr. Ryan on terms at least as favorable as those provided in such agreement, Mr. Ryan would be entitled to full compensation for the balance of the term, including the average of his past bonus amounts. The Company has guaranteed SPU's obligations to Mr. Ryan.

        On January 6, 1995, Mr. Ryan was terminated from his employment at SP Unlimited. Shortly thereafter, Mr. Ryan commenced an arbitration proceeding against the Company and S.P. Unlimited, Inc. before the American Arbitration Association, claiming that his employment agreement was breached by virtue of such termination and seeking damages as a result. The Company asserts that Ryan's employment was terminated for cause and intends to vigorously defend the proceeding. The Company and SPU have requested a declaratory judgment that the arbitration proceeding should be stayed and enjoined and the issues should proceed directly to Court. Although the Company and SPU have filed a motion for a preliminary injunction seeking to restrain the prosecution of the American Arbitration Association proceeding, such motion has been denied.

        In addition, upon acquisition of the assets, SPU assumed the existing lease on the restaurant located in Miami Lakes, Florida. Such lease, expiring December 31, 1998, provides for minimum annual rentals of $39,615 and a share of the real estate taxes. The lease is guaranteed by the Company.

        Since acquisition, SPU has entered into leases for two additional restaurants in Margate and Oakland Park, Florida which provide for monthly rentals aggregating $5,000 plus all expenses of operating the properties. The two leases, which commenced late in 1993, have five year terms with renewal options. In July, 1994, SPU closed the two aforementioned restaurants and is attempting to sublet the premises.

                                                                     FORM 10-QSB
                                                                     PAGE 10.

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1995 AND 1994
                                   (Con't...)


7. On April 30, 1993, in connection with the PFC Acquisition, the Company entered into a Stock Option Agreement with Donald Ryan, pursuant to which the Company granted Mr. Ryan options, at a price of $.875 per share, to purchase an aggregate of 250,000 shares of Class A Common Stock, exercisable on a cumulative basis with regard to 50,000 shares each at the end of each year for five years. Such options expire on April 30, 2003. Mr. Ryan's employment was terminated in January, 1995. Whether or not such options are currently effective depends on the outcome of the arbitration described earlier.

        On October 12, 1993, the Company entered into a Stock Option Agreement with Mohamad Al-Omari, pursuant to which the Company granted Mr. Al-Omari options, at a price of $.875 per share, to purchase an aggregate of 100,000 shares of Class A Common Stock, exercisable on a cumulative basis with regard to 20,000 shares each at the end of each year for five years. Such options expire on October 12, 2003.

        On May 14, 1993, the Board of Directors of the Company adopted the Commercial Programming Unlimited, Inc. Incentive Stock Option Plan (the "Plan"), effective June 1, 1993. The Plan was approved by the stockholders at the Company's annual meeting. The Plan provides for the grant to officers and key employees of the Company and its subsidiaries of incentive stock options and non-qualified stock options for the purchase of Class A Common Stock.Two hundred thousand shares of Class A Common Stock are reserved for issuance upon exercise of options granted under the Plan. If an option terminates for any reason without being exercised, then the shares represented by such option will be available for the further grant of options. Generally, all options are exercisable, commencing one year after the respective dates of grant, to the extent of a cumulative 25% of the shares subject to a particular option during each of the next four years, provided that no option may be exercised prior to six months from the date of grant thereof. The option price for each option granted under the Plan may not be less than 100% of the fair market value of the stock when the option is granted. For purposes of the Plan, the fair market value of the shares of Class A Common Stock on any date is generally the mean between the closing bid and asked prices of the shares as quoted on NASDAQ on such date (or the average, on such date, of the high and low sales prices of such shares in the principal market in which such shares are traded, if they are not then quoted on NASDAQ). No options have been granted under the Plan.

        No options have been exercised.

                                                                     FORM 10-QSB
                                                                     PAGE 11.

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1995 AND 1994
                                   (Con't...)

8. In April, 1994 CPU of Florida, Inc. entered into an agreement with the inventors of a portable pizza oven to form a corporation, Gourmet Carts, Inc., to produce and market the ovens and related carts. CPU of Florida, Inc. acquired a 50% interest in Gourmet Carts, Inc. for $200,000, and has made loans and advances to such Corporation of an additional $252,658 through March 31, 1995. The inventors, who also acquired a 50% interest in Gourmet Carts, Inc., contributed a prototype oven. A patent has since been applied for. The investment in this development stage company is accounted for under the equity method.

        Gourmet Carts, Inc. sustained an operating loss of $361,000 from inception in April to December 31, 1994. As a result of the losses, the litigation, and other matters pertaining to the oven, the Company in 1994 has written off its total investment in and loans and advances to this affiliate. Although the loans to Gourmet Carts, Inc. are secured by all the assets of the Company, CPU of Florida, Inc. does not believe that the collateral will yield any more than the cost of litigation and the cost of performance under certain guarantees which the Company has made.

        On January 4, 1995, the Company filed suit against Gourmet Carts, Inc. claiming that Gourmet Carts defaulted under a note and security agreement with the Company. Although the Company sought to recover possession of collateral, which consists of several pizza ovens, such motion has been denied. In addition, on March 10, 1995, the Company, SPU and CPU of Florida, Inc. commenced an action against Gourmet Carts, Inc., Donald Ryan and the inventors of the oven for damages and declaratory and injunctive relief claiming breach of fiduciary duty, conversion, breach of contract and tortious interference with contract.

        On January 13, 1995, Gourmet Carts, Inc. and the inventors filed suit against the Company, CPU of Florida, Inc., SPU and Walter Small seeking declaratory relief regarding the parties' rights and obligations under the Gourmet Carts, Inc. stockholders agreement and under the security agreement with respect to which the Company alleges Gourmet Carts, Inc. is in default. Gourmet Carts alleges that the Company failed to cooperate in carrying out the intentions of the stockholders agreement, raises issues concerning the Company's right to appoint a substitute designee director, and also alleges that the Company unlawfully took possession of two of Gourmet Carts, Inc.'s ovens. The Company disputes all of the material allegations made by the plaintiffs.

9. Earnings per common share are calculated based on the weighted average number of common shares outstanding during each period. No common stock equivalents were outstanding for purposes of calculating primary and fully diluted earnings per share for the three months ended March 31, 1995 and 1994. All calculations of primary and fully diluted earnings per share were anti-dilutive.

                                                                     FORM 10-QSB
                                                                     PAGE 12.

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.


THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO MARCH 31, 1994

        The Company sustained a gross profit (loss) from its one remaining restaurant of ($15,599) for the three months ended March 31, 1995. This compares to a gross profit (loss) from the operations of three restaurants of ($94,600) in the comparable quarter of 1994. Two of the restaurants were closed in July, 1994. Other income from franchise fees and royalties aggregated $20,466 for the three months ended March 31, 1995 as compared to $21,873 in the comparable 1994 period. Consulting fees received from franchisees aggregated $20,455 for the three months ended March 31, 1995.

        The Company sublet a portion of its New York premises, and leased equipment previously used in its New York school operations. The revenue derived therefrom, reflected as premises sublease and equipment rental income, was -0- for the three months ended March 31, 1995, compared to $88,130 for the comparable 1994 period. The subtenant filed for bankruptcy protection in January, 1995 and vacated the premises at that time.

        General and administrative expense increased by 10.9% to $264,921 for the three months ended March 31, 1995, as compared to the corresponding 1994 quarter. This increase is primarily the result of the increase from the 1994 quarter in legal fees incurred in connection with various litigation involving SP Unlimited, Inc. and Gourmet Carts, Inc. offset by a decrease in general operating expenses.

        Rental expense - sublease remained constant for the three months ended March 31, 1995 compared to the corresponding 1994 quarter.

        Depreciation and amortization, with the exception of the depreciation and amortization of the assets held for resale since two restaurants were closed in July, 1994, remained constant for the three months ended March 31, 1995 and 1994.

        Interest income for the three months ended March 31, 1995 decreased 17.8% to $46,674, as compared to the corresponding 1994 period, primarily due to a decrease in available liquid resources offset by an increase in short and intermediate-term interest rates.

        A majority of the long-term certificates of deposit were redeemed during the three months ended March 31, 1995. A loss of $42,890 was incurred during the quarter as a result of such redemptions.

                                                                     FORM 10-QSB
                                                                     PAGE 13.

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                   (Con't...)



THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO MARCH 31, 1994 (Cont'd.)

        The tax provisions for 1995 and 1994 reflect State and local taxes for the current periods.

        As a result of the foregoing, operating losses decreased $3,127; loss before income and franchise taxes increased $49,491; and net loss increased $49,625 in the three month period ending March 31, 1995 as compared to the same period in 1994.

LIQUIDITY AND CAPITAL RESOURCES

        Cash decreased during the first three months of 1995 by $233,287 to $532,474. The net reduction in cash is principally attributable to cash used by operating activities ($302,644).

        Despite the continuing losses, the Company still retains significant liquid resources. Current assets at March 31, 1995 were $2,539,026 while current liabilities were only $213,775. Cash, investments in U.S. Treasury Securities, marketable securities, and long-term certificates of deposit totalled $3,211,958 at March 31, 1995.

        The 1994 losses were principally attributable to the failure of the Company's efforts to develop Company-owned stores, and problems related to the acquisition through investment and loans of a 50% ownership in Gourmet Carts, Inc. These resulted in huge losses for the year and, ultimately, in the replacement of senior management personnel for the food service and franchising division of the Company. The Company has now redirected its efforts and resources into the primary goal of increasing and improving its store franchises.

        The Company, through it subsidiaries, intends to aggressively develop franchised stores under the names of Sir Pizza and Sir Subs and Pizza throughout Florida, the United States and overseas.

        In January, 1995, the Company's franchisee, The Exhibition, opened its first franchise in Bahrain. The newly opened unit is an approximately 6,000 sq. ft. restaurant selling chicken and hamburgers as well as traditional subs and pizza. Sales have been very satisfactory and the franchisee is now discussing an accelerated schedule of expansion in the Middle East and is currently negotiating a Master Franchise for Saudi Arabia.

                                                                     FORM 10-QSB
                                                                     PAGE 14.

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                   (Con't...)

        The franchisee located on Margarita Island in Venezuela has almost completed its new franchise store and arrangements are being made for final training of the franchisee's employees.

        Three franchised stores in El Salvador are now open; two are doing well, while the third store appears to be only marginal. Visits to the units are scheduled for early summer to identify and correct the problems.

        It is anticipated that the Hialeah, Florida, franchisee will open its first store in June, 1995. The company is currently working with the Master Franchisee on plans to open additional units in Dade County in 1995.

        In December, 1994, SPU opened a prototype take out and delivery franchise in a Shell gasoline station in North Bay Village (Miami). Initial problems relating to quality control and signage have been cured. While growth has been slower than anticipated, a change in philosophy to heavier dependence on the sale of subs has created renewed optimism that the concept of a convenience store outlet can be a profitable market for the Company.

        In February, 1995, SPU began working with a new Master Franchisee for Southern Illinois. The first unit is scheduled to open in Mt. Carmel, Illinois, in the late spring, 1995.

        SPU has exhibited its concepts at the International Franchise Expo in Washington, DC on April 21-23, 1995. With over 22,000 attendees, including almost 4,000 from foreign operations, this has provided an opportunity to open a significant number of contacts for expanding its franchise operations.

        SPU is aggressively seeking to reduce or eliminate its exposures on its lease commitments in Margate and Oakland Park, and negotiations with potential tenants are currently underway. The land in Lake Worth is under discussions to rent as an interim step to ultimate disposal.

Inflation

        Inflationary factors in recent years have not had a significant effect on the Company's operations. As long as the Company continues to hold certificates of deposit and other interest bearing instruments, changes in interest rates will have a significant impact on such interest income.

                                                                     FORM 10-QSB
                                                                     PAGE 15.

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES

                           PART II OTHER INFORMATION

Item 5. Other Information.

        A. On April 26, 1995, Ronald S. Berkley, then Vice President, Secretary and Director of Registrant, and an officer and director of certain of its subsidiaries, resigned as an officer and Director of Registrant and all of its affiliates and subsidiaries. On May 8, 1995, Registrant's Board of Directors elected Mohamad Al-Omari, Vice President-Operations of Registrant's wholly-owned subsidiary, S.P. Unlimited, Inc. ("SPU"), as (i) a director to fill the vacancy on the Board caused by the resignation of Mr. Berkley, and (ii) President of Registrant, replacing Walter Small, who will remain a Director, Chairman of the Board, Treasurer and Chief Executive Officer. At the same time, Eleanor Wright was elected as Secretary of Registrant to fill the vacancy caused by the resignation of Mr. Berkley from such position.

        B. On April 19, 1995, Registrant's motion in the Circuit Court for the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida for a Writ of Replevin, to recover against Gourmet Carts, Inc. possession of the assets of Gourmet Carts, which are subject to Registrant's security interest, was denied.

        C. On May 2, 1995, Registrant's attorneys received an Order from the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida staying Registrant's legal actions against Donald J. Ryan, formerly President of SPU and Vice President of Registrant, pending the outcome of the arbitration initiated by Mr. Ryan against Registrant and SPU with regard to termination of Mr. Ryan's Employment Agreement.

        D. Walter Small has voluntarily reduced his salary to $100,000 for the current year, as of May 1, 1995.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.

            Exhibit 11 (a).  Computation of Net Income Per Share.

        (b) Reports on Form 8-K. The following reports on Form 8-K, were filed during the quarter for which this Report is being filed:

            (1) Report dated January 16, 1995, for an event of December 16, 1994, reporting the following: (i) election of Allan Wachtel as a Director of Registrant; (ii) the abandonment by SCS Business & Technical Institute, Inc. of its sublease of premises located at 25 West 17th Street, New York, New York, from Registrant's wholly-owned subsidiary, Commercial Programming Unlimited, Inc., a New York corporation; (iii) termination of Donald Ryan's employment as President of SPU; and (iv) SPU's opening of a new "Sir Pizza" franchise in a gas station in Miami, Florida.

                                                                    FORM 10-QSB
                                                                    PAGE 16.

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES

                           PART II OTHER INFORMATION
                                   CONTINUED



            (2) Report dated February 6, 1995, for an event of January 30, 1995, reporting the following: (i) commencement of an arbitration proceeding against Registrant by Donald Ryan; (ii) certain actions in connection with litigation between Registrant against Gourmet Carts; and (iii) SPU's opening of a "Sir Pizza and Sir Subs" franchise in Bahrain.

            (3) Report dated March 20, 1995 for an event of March 10, 1995, reporting delisting of Registrant's Class A Common Stock from the NASDAQ SmallCap Market.

                                                                     FORM 10-QSB
                                                                        PAGE 17.

                           PART II OTHER INFORMATION
                                   CONTINUED


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                UNIVERSAL FRANCHISE OPPORTUNITIES CORP.




                           By:  /s/  Walter Small
                                --------------------------------------
                                Walter Small
                                Treasurer
                                (Principal financial and duly
                                authorized officer)



Date:  May 11, 1995

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.                     Description
- -------                   -----------

 11(a)          Computation of Net Income Per Share.

 27             Financial Data Schedule