Form 10QSB
period 1995-06-30
UNIVERSAL FRANCHISE OPPORTUNITIES CORP
filed 1995-08-15
CIK 22460

                                                                     FORM 1O-QSB
                                                                          PAGE 1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                  FORM 1O-QSB

(MARK ONE)
 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended     June 30, 1995
                  ---------------------

                                       OR

 / / TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
                               ---------------------    ------------------

                        Commission File Number 01-14221

           UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                              51-0339167
--------------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)


3650 Silverside Road, Suite 1037, Wilmington, Delaware          19810
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
(Address of principal executive office)                       (Zip Code)

Registrant's telephone number, including area code (302) - 479 - 7733
                                                   -----------------------------

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                      ---    ---

Class                                     Outstanding at June 30, 1995
--------------------------                ----------------------------
Common stock - Class A -
  $.025 par value                         2,081,190 shares
Common stock - Class B -
  $.025 par value                           731,790 shares

                                                                     FORM 1O-QSB
                                                                         PAGE 2.

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES


                                     INDEX

                                                              Page No.
                                                              --------
Facing Sheet                                                      1

Index                                                             2

PART I.  Financial Information:
         Unaudited Condensed Consolidated
         Balance Sheet June 30, 1995                            3, 4

         Unaudited Condensed Consolidated
         Statements of Income for the Six
         Months Ended June 30, 1995 and
         1994                                                     5

         Unaudited Condensed Consolidated
         Statements of Income for the Three
         Months Ended June 30, 1995 and
         1994                                                     6

         Unaudited Condensed Consolidated
         Statements of Cash Flows for the
         Six Months ended June 30, 1995
         and 1994                                                7, 8

         Unaudited Condensed Consolidated
         Statements of Cash Flows for the
         Three Months ended June 30, 1995
         and 1994                                               9, 10

         Notes to Unaudited Condensed
         Consolidated Financial Statements                     11 - 15

         Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations                             16 - 19

PART II. Item 6 Exhibits and Reports on
         Form 8-K                                                20

         Signatures                                              21

                                                                     FORM 10-QSB
                                                                          PAGE 3

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     AS AT
                                 JUNE 30, 1995
                                  (UNAUDITED)


Current Assets
   Cash                                                                                      $  874,870
   U. S. Treasury Securities                                                                  1,454,772
   Marketable securities, at cost,
     which approximates market value                                                              1,672
   Inventory                                                                                      5,224
   Prepaid income taxes                                                                          13,137
   Prepaid expenses                                                                              38,165
   Other receivables                                                                             51,649
                                                                                             ----------

            Total Current Assets                                                              2,439,489
                                                                                             ----------

Property and Equipment
   Restaurant improvements and equipment                                                        157,707
   Land                                                                                         135,310
   Other                                                                                         66,295
                                                                                             ----------
                                                                                                359,312

Less: Accumulated depreciation and
       amortization                                                                              94,543
                                                                                             ----------

   Total Property and Equipment                                                                 264,769
                                                                                             ----------

Other Assets
   Certificates of deposit                                                                      656,475
   Franchise rights, net of amortization                                                        304,114
   Asset acquisition costs, net of amortization                                                  16,104
   Restaurant and vehicular equipment held for
         resale                                                                                  48,600
   Security deposits                                                                             25,930
                                                                                             ----------

            Total Other Assets                                                                1,051,223
                                                                                             ----------

            Total Assets                                                                     $3,755,481
                                                                                             ==========





See accompanying notes to the unaudited condensed consolidated financial statements.

                                                                     FORM 10-QSB
                                                                          PAGE 4

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     AS AT
                                 June 30, 1995
                                  (UNAUDITED)



Current Liabilities
   Current portion of long-term debt                                                         $   19,352
   Accounts payable                                                                              86,448
   Income taxes payable                                                                          32,105
   Deferred income                                                                               35,000
                                                                                             ----------
            Total Current Liabilities                                                           172,905

Long-term debt, less current portion above                                                       51,634
                                                                                             ----------

            Total Liabilities                                                                   224,539
                                                                                             ----------

Commitments and Contingencies

Stockholders' Equity
   Preferred stock, par value $.10
            per share - authorized 100
            shares - no shares issued and
            outstanding                                                                            -
   Common stock, Class A par value,
            $.025 per share - authorized
            5,000,000 shares - 2,081,190
            shares issued and outstanding                                                        52,030
   Common stock, Class B, par value,
            $.025 per share - authorized
            2,000,000 shares - 731,790
            shares issued and outstanding                                                        18,294
   Additional paid in capital                                                                 3,356,135
   Retained earnings                                                                            104,483
                                                                                             ----------
            Total Stockholders' Equity                                                        3,530,942
                                                                                             ----------
            Total Liabilities and
            Stockholders' Equity                                                             $3,755,481
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

                                                                     FORM 10-QSB
                                                                          PAGE 5

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                                    For the Six Months Ended
                                                                                             June 30,
                                                                                    1995                 1994
                                                                                    ----                 ----
                                                                                 (Unaudited)          (Unaudited)
Operating Revenues (excluding discontinued operations)
   Restaurant sales                                                             $   185,586          $   491,597
   Franchise fees                                                                    32,331               46,023
   Consulting fees - franchisees                                                     20,455               26,158
   Other                                                                                352                 -
                                                                                -----------          -----------
                                                                                    238,724              563,778
                                                                                -----------          -----------
Expenses (excluding discontinued operations)
   General and administrative expense                                               459,064              474,187
   Restaurant cost of sales                                                         208,634              686,222
   Depreciation and amortization -
     restaurant improvements and
     equipment                                                                        8,796               54,055
   Amortization - franchise rights                                                   11,850               11,850
   Depreciation and amortization -
     other                                                                            6,220                5,864
   Provision for loss on store closings                                               5,626                 -
                                                                                -----------          -----------
                                                                                    700,190            1,232,178
                                                                                -----------          -----------

Operating profit (loss)                                                        (    461,466)        (    668,400)
                                                                                -----------          -----------

Other Income (Expense)
   Interest income                                                                   91,844              105,658
   Interest expense                                                            (      3,053)        (     31,998)
   Loss on redemption of certificates of deposit                               (     42,890)                -
   Equity in earnings (loss) of Gourmet Carts, Inc.,
     an affiliated company                                                             -            (     47,000)
                                                                                -----------          -----------
                                                                                     45,901               26,660
                                                                                -----------          -----------

Loss before income and franchise taxes (excluding dis-
   continued operations)                                                       (    415,565)        (    641,740)

Provision for income and franchise taxes                                              2,750                2,300
                                                                                -----------          -----------

(Loss) from continuing operations                                              (    418,315)        (    644,040)

Income (loss) from discontinued operations, net
   of income tax provisions of -0-                                             (    241,499)              16,916
                                                                                -----------          -----------

Net income (loss)                                                              ($   659,814)        ($   627,124)
                                                                                ===========          ===========

Per share of Common Stock
   Income (loss) from continuing operations                                        ($  0.15)            ($  0.23)
                                                                                    =======              =======
   Income (loss) from discontinued operations                                      ($  0.08)             $  0.01
                                                                                    =======              =======
   Net income (loss)                                                               ($  0.23)            ($  0.22)
                                                                                    =======              =======

Average Common Shares Outstanding                                                 2,812,980            2,812,980
                                                                                ===========          ===========



See accompanying notes to the unaudited condensed consolidated financial statements.

                                                                     FORM 10-QSB
                                                                          PAGE 6

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                                                    For the Three Months Ended
                                                                                             June 30,
                                                                                    1995                 1994
                                                                                    ----                 ----
                                                                                 (Unaudited)          (Unaudited)
Operating Revenues (excluding discontinued operations)
   Restaurant sales                                                             $    94,081          $   229,834
   Franchise fees                                                                    11,865               24,150
   Consulting fees - franchisees                                                       -                  25,988
   Other                                                                                293                 -
                                                                                -----------          -----------
                                                                                    106,239              279,972
                                                                                -----------          -----------
Expenses (excluding discontinued operations)
   General and administrative expense                                               194,143              235,216
   Restaurant cost of sales                                                         101,530              329,859
   Depreciation and amortization -
     restaurant improvements and
     equipment                                                                        4,398               27,027
   Amortization - franchise rights                                                    5,925                5,925
   Depreciation and amortization -
     other                                                                            3,110                2,932
                                                                                -----------          -----------

                                                                                    309,106              600,959
                                                                                -----------          -----------

Operating profit (loss)                                                        (    202,867)        (    320,987)
                                                                                -----------          -----------

Other Income (Expense)
   Interest income                                                                   45,170               48,910
   Interest expense                                                            (      1,481)        (     30,080)
   Equity in earnings (loss) of Gourmet Carts, Inc.,
     an affiliated company                                                             -            (     47,000)
                                                                                -----------          -----------
                                                                                     43,689         (     28,170)
                                                                                -----------          -----------

Loss before income and franchise taxes (excluding dis-
   continued operations)                                                       (    159,178)        (    349,157)

Provision for income and franchise taxes                                              1,466                1,150
                                                                                -----------          -----------

Loss from continuing operations                                                (    160,644)        (    350,307)

Income (loss) from discontinued operations, net
   of income tax provisions of -0-                                             (    164,262)               8,466
                                                                                -----------          -----------

Net income (loss)                                                              ($   324,906)        ($   341,841)
                                                                                ===========          ===========

Per share of Common Stock
   Income (loss) from continuing operations                                        ($  0.06)            ($  0.12)
                                                                                    =======              =======
   Income (loss) from discontinued operations                                      ($  0.06)             $  0.00
                                                                                    =======              =======
   Net income (loss)                                                               ($  0.12)            ($  0.12)
                                                                                    =======              =======

Average Common Shares Outstanding                                                 2,812,980            2,812,980
                                                                                ===========          ===========


See accompanying notes to the unaudited condensed consolidated financial statements.

                                                                     FORM 10-QSB
                                                                          PAGE 7

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the Six Months Ended
                                                                                          June 30,
                                                                                 1995                     1994
                                                                                 ----                     ----
                                                                             (Unaudited)               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                       ($   659,814)            ($   627,124)
    Adjustments to reconcile
     net income to net cash (used in) provided
     by Operating Activities
         Depreciation and amortization                                            38,555                   89,445
         Loss on abandonment of leasehold                                        155,244                     -
         Amortization of discount on U.S.
          Treasury securities                                               (     36,489)                    -
         Equity in (earnings) loss of Gourmet
          Carts, Inc., an affiliated company                                       -                       47,000
         Changes in certain current
          assets and liabilities
           Current assets                                                         11,911             (     45,031)
           Current liabilities                                              (     70,933)            (     63,294)
                                                                             -----------              -----------

Net Cash Provided (Used) by
    Operating Activities                                                    (    561,526)            (    599,004)
                                                                             -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of long-term certificates
      of deposit                                                                    -                (    966,118)
    Purchase of U.S. Treasury securities                                    (  1,911,075)                    -
    Maturity of U.S. Treasury securities                                         492,795                     -
    Redemption of certificates of deposit                                      2,095,726                     -
    Purchase of property, equipment
      and construction in progress                                          (     20,121)            (    150,433)
    Sale of restaurant equipment                                                  19,400                     -
    Decrease (increase) in security deposits                                       3,020             (      1,110)
    Increase in tenant security deposits payable                                    -                         409
    Investment in Gourmet Carts, Inc., an affil-
     iated company                                                                  -                (    200,000)
                                                                             -----------              -----------

Net Cash Provided (Used) by Investing
    Activities                                                                   679,745             (  1,317,252)
                                                                             -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Reduction of long-term debt                                             (      9,110)            (      8,414)
                                                                             -----------              -----------


Net Cash Provided (Used) by Financing
    Activities                                                              (      9,110)            (      8,414)
                                                                             -----------              -----------




See accompanying notes to the unaudited condensed consolidated financial statements.

                                                                     FORM 10-QSB
                                                                          PAGE 8

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    For the Six Months Ended
                                                                                             June 30,
                                                                                 1995                    1994
                                                                                 ----                    ----
                                                                             (Unaudited)              (Unaudited)
Net Increase (Decrease) in Cash
   and Certificates of Deposit                                                 $109,109              ($1,924,670)
Cash and Certificates of Deposit
   at beginning of period                                                       765,761                3,018,010
                                                                               --------               ----------
Cash and Certificates of Deposit
   at end of period                                                            $874,870               $1,093,340
                                                                               ========               ==========

Supplemental Cash Flow Information
Interest paid                                                                  $  3,053               $   31,998
Income taxes paid                                                              $   -                  $   31,571





See accompanying notes to the unaudited condensed consolidated financial statements.

                                                                     FORM 10-QSB
                                                                          PAGE 9
            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  For the Three Months Ended
                                                                                             June 30,
                                                                                 1995                    1994
                                                                                                         ----
                                                                             (Unaudited)              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                      ($   324,906)            ($   341,841)
    Adjustments to reconcile
     net income to net cash (used in) provided
     by Operating Activities
      Depreciation and amortization                                              18,153                   44,722
      Loss on abandonment of leasehold                                          155,244                     -
      Amortization of discount on U.S.
         Treasury securities                                               (     21,227)                    -
      Equity in (earnings) loss of Gourmet
         Carts, Inc., an affiliated company                                        -                      47,000
      Changes in certain current
         assets and liabilities
         Current assets                                                    (     29,632)            (     35,300)
         Current liabilities                                               (     41,252)            (     57,338)
                                                                            -----------              -----------

Net Cash Provided (Used) by
    Operating Activities                                                   (    243,620)            (    342,757)
                                                                            -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of long-term certificates
      of deposit                                                                   -                (    693,000)
    Maturity of U.S. Treasury securities                                        492,795                     -
    Redemption of certificates of deposit                                        95,000                     -
    Purchase of property, equipment
      and construction in progress                                         (     18,828)            (      8,293)
    Sale of restaurant equipment                                                 19,400                     -
    Decrease (increase) in security deposits                                      2,250                     -
    Increase in tenant security deposits payable                                   -                         409
    Investment in Gourmet Carts, Inc., an affil-
      iated company                                                                -                (    200,000)
                                                                            -----------              -----------

Net Cash Provided (Used) by Investing
      Activities                                                                590,617             (    900,884)
                                                                            -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Reduction of long-term debt                                            (      4,601)            (      4,250)
    Loan payable-officer                                                           -                (    143,751)
                                                                            -----------              -----------

Net Cash Provided (Used) by Financing
    Activities                                                             (      4,601)            (    148,001)
                                                                            -----------              -----------




See accompanying notes to the unaudited condensed consolidated financial statements.

                                                                     FORM 10-QSB
                                                                         PAGE 10

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 For the Three Months Ended
                                                                                           June 30,
                                                                                 1995                    1994
                                                                                 ----                    ----
                                                                             (Unaudited)              (Unaudited)
Net Increase (Decrease) in Cash
    and Certificates of Deposit                                             $   342,396             (  1,391,642)
Cash and Certificates of Deposit
    at beginning of period                                                      532,474                2,484,982
                                                                            -----------              -----------
Cash and Certificates of Deposit
    at end of period                                                        $   874,870              $ 1,093,340
                                                                            ===========              ===========

Supplemental Cash Flow Information
Interest paid                                                               $     1,481              $    30,080
Income taxes paid                                                           $      -                 $    31,571





See accompanying notes to the unaudited condensed consolidated financial statements.

                                                                     FORM lO-QSB
                                                                     PAGE 11

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1995 AND 1994


1. The financial information included herein is unaudited; however, in the opinion of the Company, such information reflects all adjustments (consisting solely of normal recurring accruals) necessary to present fairly results for the interim periods.

2. The results of operations for the six-month and three-month periods ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year. Certain items in the 1994 financial statements have been reclassified to conform with the 1995 presentation.

3. As a result of the surrender of the New York premises to the landlord, and the release of the Company of the obligation under the lease (see
        Note 4 below), the Company discontinued its premises and equipment leasing business segment at its New York facility in May, 1995. These operations have been presented, net of tax effect, as discontinued operations in the financial statements.

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

4. On May 24, 1990, the Company's subsidiary, CPU (NY), received from the landlord of its New York premises consent to sublease approximately 22,500 square feet of the premises to an unrelated party for a term to run substantially until the expiration date of the main lease. CPU
        (NY) also leased to the subtenant most of the Company's school equipment which had been used in connection with the premises. On May 26, 1995, CPU surrendered the premises to the landlord and was released from all obligations related to the lease. As a result of such surrender, improvements and equipment having a net book value of $155,244 were written off.

                                                                     FORM lO-QSB
                                                                     PAGE 12.

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1995 AND 1994
                                   (Con't...)

        On January 27, 1995, the Sublessee filed a Chapter 11 petition and moved to reject the aforementioned Sublease and equipment rental contract. On March 2, 1995, the Court issued an order rejecting the Sublease and equipment rental contract. At December 31, 1994, after having applied the security deposit of $56,000, there remained $60,856 of the premises and equipment rental due. This amount had been fully reserved in the 1994 financial statements and the applicable reserve and receivable have been written off in January, 1995.

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

6. On April 30, 1993, a wholly-owned subsidiary that was created for the Company's food service business, S.P. Unlimited, Inc., (SPU) acquired substantially all the assets of Premier Franchise Corporation ("PFC") (formerly called the Salad Bar Corporation) and SPFC, Inc. consisting principally of franchise rights, restaurant improvements and equipment for an aggregate consideration of $498,000 (including $351,000 of cash and $147,000 of notes).

        In addition, upon acquisition of the PFC assets, SPU assumed the existing lease on the restaurant located in Miami Lakes, Florida. Such lease, expiring December 31, 1998, provides for minimum annual rentals of $39,615 and a share of the real estate taxes. The lease is guaranteed by the Company.

        Since acquisition, SPU has entered into leases for two additional restaurants in Margate and Oakland Park, Florida which provide for monthly rentals aggregating $5,000 plus all expenses of operating the properties. The two leases, which commenced late in 1993, have five year terms with renewal options. In July, 1994, SPU closed the two aforementioned restaurants. In June, 1995, SPU was released from its obligations with respect to the Margate lease. SPU is attempting to sublet the remaining premises in Oakland Park.

                                                                     FORM lO-QSB
                                                                     PAGE 13.

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1995 AND 1994
                                   (Con't...)

        In connection with the acquisition, SPU also entered into an Employment Agreement with Donald J. Ryan, pursuant to which Mr. Ryan was to act as President, Chief Operating Officer and a Director of SPU, and a Director of the Company, for a compensation package which included a salary of $100,000 and an incentive bonus of $50,000 for any year in which pre-tax earnings of the Company exceeded $1,500,000. Mr. Ryan's agreement was scheduled to expire on April 30, 2000, unless earlier terminated for cause, as specified in such agreement (which, among other things, included cessation of the business of SPU). In the event that SPU was sold and the sale did not provide for continued employment of Mr. Ryan on terms at least as favorable as those provided in such agreement, Mr. Ryan would be entitled to full compensation for the balance of the term, including the average of his past bonus amounts. The Company had guaranteed SPU's obligations to Mr. Ryan.

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

        On May 14, 1993, the Board of Directors of the Company adopted the Commercial Programming Unlimited, Inc. Incentive Stock Option Plan (the "Plan"), effective June 1, 1993. The Plan was approved by the stockholders at the Company's annual meeting. The Plan provides for the grant to officers and key employees of the Company and its sub-

                                                                     FORM lO-QSB
                                                                     PAGE 14.

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994
                                   (Con't...)

        sidiaries of incentive stock options and non-qualified stock options for the purchase of Class A Common Stock. Two hundred thousand shares of Class A Common Stock are reserved for issuance upon exercise of options granted under the Plan. If an option terminates for any reason without being exercised, then the shares represented by such option will be available for the further grant of options. Generally, all options are exercisable, commencing one year after the respective dates of grant, to the extent of a cululative 25% of the shares subject to a particular option during each of the next four years, provided that no option may be exercised prior to six months from the date of grant thereof. The option price for each option granted under the Plan may not be less than 100% of the fair market value of the stock when the option is granted. For purposes of the Plan, the fair market value of the shares of Class A Common Stock on any date is generally the mean between the closing bid and asked prices of the shares as quoted on NASDAQ on such date (or the average, on such date, of the high and low sales prices of such shares in the principal market in which such shares are traded, if they are not then quoted on NASDAQ). No options have been granted under the Plan.

        No options have been exercised.

8. In April, 1994, a wholly owned subsidiary of the Company, CPU of Florida, Inc., entered into an agreement with the inventors of a portable pizza oven to form a corporation, Gourmet Carts, Inc., to produce and market the ovens and related carts. CPU of Florida, Inc. acquired a 50% interest in Gourmet Carts, Inc. for $200,000, and has made loans and advances to such Corporation of an additional $252,658 through June 30, 1995. The inventors, who also acquired a 50% interest in Gourmet Carts, Inc., contributed a prototype oven. A patent has since been applied for. The investment in this development stage company is accounted for under the equity method.

        Gourmet Carts, Inc. sustained an operating loss of $361,000 from inception in April to December 31, 1994. As a result of the losses, the litigation discussed below, and other matters pertaining to the oven, the Company in 1994 wrote off its total investment in and loans and advances to this affiliate. Although the loans to Gourmet Carts, Inc. are secured by all the assets of that company, CPU of Florida, Inc. does not believe that the collateral will yield any significant amount.

        On January 4, 1995, CPU of Florida, Inc. filed suit against Gourmet Carts, Inc. claiming that Gourmet Carts defaulted under a note and security agreement. Although the Company sought to recover possession of collateral, which consists of several pizza ovens, such motion has

                                                                     FORM lO-QSB
                                                                     PAGE 15.

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994
                                   (Con't...)

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

9. Earnings per common share are calculated based on the weighted average number of common shares outstanding during each period. No common stock equivalents were outstanding for purposes of calculating primary and fully diluted earnings per share for the six months and three months ended June 30, 1995 and 1994. All calculations of primary and fully diluted earnings per share were anti-dilutive.

                                                                     FORM 10-QSB
                                                                     PAGE 16.

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

SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO JUNE 30, 1994

        As a result of the surrender of the New York premises to the landlord, and the release of the Company of the obligation under the lease, the Company discontinued its premises and equipment leasing business segment at its New York facility in May, 1995. These operations have been presented, net of tax effect, as discontinued operations in the financial statements.

The following discussion relates to the Company's continuing operations:

        The Company sustained a gross profit (loss) from its one remaining restaurant of ($23,048) for the six months ended June 30, 1995. This compares to a gross profit (loss) from the operations of three restaurants of ($194,625) in the comparable period of 1994. Two of the restaurants were closed in July, 1994. Other income from franchise fees and royalties aggregated $32,331 for the six months ended June 30, 1995 as compared to $46,023 in the comparable 1994 period. Consulting fees received from franchisees aggregated $20,455 for the six months ended June 30, 1995 compared to $26,158 in the comparable 1994 period.

        General and administrative expense decreased by 3.2% to $459,064 for the six months ended June 30, 1995, as compared to the corresponding 1994 period. This decrease is primarily the result of the decrease in general operating expenses due to the downsizing of the operations, which was largely offset by the increase over the 1994 period in legal fees incurred in connection with various litigation involving Donald Ryan, SP Unlimited, Inc. and Gourmet Carts, Inc.

        Depreciation and amortization decreased from 1994 due to the closing of two restaurants in July, 1994.

        Interest income for the six months ended June 30, 1995 decreased 13.1% to $91,844, as compared to the corresponding 1994 period, primarily due to a decrease in available liquid resources offset by an increase in short and intermediate-term interest rates.

        Interest expense for the six months ended June 30, 1995 decreased by $28,945 compared to the corresponding 1994 period, since the prior period was burdened by interest incurred in connection with a settlement of prior tax liabilities.

                                                                     FORM lO-QSB
                                                                     PAGE 17.

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                   (Con't...)

SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO JUNE 30, 1994 (Cont'd.)

        The Company's share of losses from its investment in Gourmet Carts, Inc. aggregated $47,000 for the six months ended June 30, 1994. The investment in and advances to this affiliated development stage company were written off at December 31, 1994.

        A majority of the long-term certificates of deposit were redeemed during the six months ended June 30, 1995. A loss of $42,890 was incurred during the period as a result of such early redemptions.

        The tax provisions for 1995 and 1994 reflect State and local taxes for the current periods.

        As a result of the foregoing, operating losses decreased $206,934; loss before income and franchise taxes (excluding discontinued operations) decreased $226,175; and net loss from continuing operations decreased $225,725 in the six month period ending June 30, 1995 as compared to the same period in 1994.


THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO JUNE 30, 1994

        As a result of the surrender of the New York premises to the landlord, and the release of the Company of the obligation under the lease, the Company discontinued its premises and equipment leasing business segment at its New York facility in May, 1995. These operations have been presented, net of tax effect, as discontinued operations in the financial statements.

        The following discussion relates to the Company's continuing operations:

        The Company sustained a gross profit (loss) from its one remaining restaurant of ($7,449) for the three months ended June 30, 1995. This compares to a gross profit (loss) from the operations of three restaurants of ($100,025) in the comparable quarter of 1994. Two of the restaurants were closed in July, 1994. Other income from franchise fees and royalties aggregated $11,865 for the three months ended June 30, 1995 as compared to $24,150 in the comparable 1994 period. The Company did not earn any consulting fees from franchisees for the three months ended June 30, 1995, compared to consulting fee income of $25,988 in 1994.

        General and administrative expense decreased by 17.5% to $194,143 for the three months ended June 30, 1995, as compared to the corresponding 1994 quarter. This decrease is primarily the result of the decrease in general operating expenses due to the downsizing of the operations which was largely offset by the increase over the 1994 period in legal fees incurred in connection with various litigation involving Donald Ryan, SP Unlimited, Inc. and Gourmet Carts, Inc.

                                                                     FORM lO-QSB
                                                                     PAGE 18.


            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                   (Con't...)

THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO JUNE 30, 1994 (Cont'd.)

        Depreciation and amortization decreased from 1994 due to the closing of two restaurants in July, 1994.

        Interest income for the three months ended June 30, 1995 decreased
7.6% to $45,170, as compared to the corresponding 1994 period, primarily due to a decrease in available liquid resources offset by an increase in short and intermediate-term interest rates.

        Interest expense for the three months ended June 30, 1995 decreased by $28,599 compared to the corresponding 1994, since the prior period was burdened by interest incurred in connection with a settlement of prior tax liabilities.

        The Company's share of losses from its investment in Gourmet Carts, Inc. aggregated $47,000 for the three months ended June 30, 1994. The investment in and advances to this affiliated development stage company were written off at December 31, 1994.

        The tax provisions for 1995 and 1994 reflect State and local taxes for the current periods.

        As a result of the foregoing, operating losses decreased $118,120; loss before income and franchise taxes (excluding discontinued operations) decreased $189,979; and net loss from continuing operations decreased $189,663 in the three month period ending June 30, 1995 as compared to the same period in 1994.


LIQUIDITY AND CAPITAL RESOURCES

        Cash increased during the first six months of 1995 by $109,109 to $874,870. The net increase in cash is principally attributable to cash provided by investing activities ($679,745) offset by cash used by operating activities ($561,526).

        Despite the continuing losses, the Company still retains significant liquid resources. Current assets at June 30, 1995 were $2,439,489 while current liabilities were only $172,905. Cash, investments in U.S. Treasury Securities, marketable securities, and long-term certificates of deposit totalled $2,987,789 at June 30, 1995. Until its operations generate profits, or the Company finds a business to generate sufficient operating profits, the Company will be unable to report any material profits in its financial statements.

                                                                     FORM 10-QSB
                                                                     PAGE 19.

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                   (Con't...)

LIQUIDITY AND CAPITAL RESOURCES (Cont'd.)

        The Company, through its subsidiaries, is continuing the development plans for franchised stores under the original Sir Pizza concept. In addition, the Company intends to aggressively develop the food vending and distribution operations nationally and overseas.

        In July, 1995, the first franchise unit in Illinois opened. The newly opened unit has exceeded sales expectations. This unit's design and menu reflects the Company's first "return to basics" business approach, focusing on the franchise service with the Company's franchisees building the traditional Sir Pizza style restaurants.

        In September, 1995, the Company, through its subsidiaries, will begin the marketing of food vending operations and product distribution facilities.

        As of June, 1995, S.P. Unlimited, Inc. was released from all obligations under its Margate lease. The land in Lake Worth has been temporarily rented as an interim step to being sold. Negotiations are in progress to procure a release from liability undr the Oakland Park lease.

Inflation

        Inflationary factors in recent years have not had a significant effect on the Company's operations. As long as the Company continues to hold treasury securities, certificates of deposit and other interest bearing instruments, changes in interest rates will have a significant impact on such interest income.

                                                                     FORM 10-QSB
                                                                     PAGE 20.

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES

                           PART II OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits.

               Exhibit 11 (a). Computation of Net Income Per Share. Exhitit 11 (b). Computation of Net Income Per Share.

        (b) Reports on Form 8-K. The following report on Form 8-K was filed during the quarter for which this Report is being filed:

               Report dated May 26, 1995 reporting that Registrant's wholly-owned subsidiary, Commercial Programming Unlimited, Inc., a New York corporation, had entered into a Surrender, Termination of Lease and Release Agreement, effective as of May 26, 1995, surrendering to its Landlord its leased premises located at 25 West 17th Street and 18 West 18th Street, New York, New York, terminating the lease therefore and releasing the parties thereto from all claims and obligations.

                                                                     FORM 10-QSB
                                                                     PAGE 21.
                           PART II OTHER INFORMATION
                                   CONTINUED


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         UNIVERSAL FRANCHISE OPPORTUNITIES CORP.




                                    By:  /s/ Walter Small
                                         --------------------------------
                                         Walter Small
                                         Chairman and Treasurer
                                         (Principal financial and duly
                                         authorized officer)



Date:  August 16, 1995

                                EXHIBIT INDEX
                                -------------


          Exhibit No.           Description
          -----------           -----------

          Exhibit 11 (a)        Computation of Net Income Per Share

          Exhibit 11 (b)        Computation of Net Income Per Share

          Exhibit 27            Financial Data Schedule