Form 10QSB
period 1995-09-30
UNIVERSAL FRANCHISE OPPORTUNITIES CORP
filed 1995-11-09
CIK 22460

                                                            FORM 1O-QSB
                                                            PAGE 1


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               ---------------

                                 FORM 1O-QSB


 (MARK ONE)
   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ----- EXCHANGE ACT OF 1934

 For Quarter Ended     September 30, 1995
                   ------------------------------------------------------


                                        OR

       TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

 For the transition period from                       to
                                ---------------------    ------------------


                         Commission File Number 01-14221
                                         ---------------


         UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES
 --------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

              DELAWARE                                   51-0339167
 --------------------------------------------------------------------------
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                  Identification No.)

      705 Severn Road, Suite 1037, Wilmington, Delaware          19803
 --------------------------------------------------------------------------

 --------------------------------------------------------------------------
 (Address of principal executive office)                         (Zip Code)


Registrant's telephone number, including area code (302) - 479 - 7733
                                                   -----------------------

3650 Silverside Road, Suite 1037, Wilmington, Delaware  19810
--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                      ---    ---

Class                                   Outstanding at September 30, 1995
--------------------------              ---------------------------------
Common stock - Class A -
  $.025 par value                       2,081,190 shares

Common stock - Class B -
  $.025 par value                         731,790 shares

                                                            FORM 1O-QSB
                                                            PAGE 2.

      UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES



                            INDEX

                                                    Page No.
                                                    --------
Facing Sheet                                            1

Index                                                   2

PART I.        Financial Information:
               Unaudited Condensed Consolidated
               Balance Sheet September 30, 1995        3, 4

               Unaudited Condensed Consolidated
               Statements of Income for the Nine
               Months Ended September 30, 1995
               and 1994                                 5

               Unaudited Condensed Consolidated
               Statements of Income for the Three
               Months Ended September 30, 1995
               and 1994                                 6

               Unaudited Condensed Consolidated
               Statements of Cash Flows for the
               Nine Months ended September 30,
               1995 and 1994                            7, 8

               Unaudited Condensed Consolidated
               Statements of Cash Flows for the
               Three Months ended September 30,
               1995 and 1994                            9, 10

               Notes to Unaudited Condensed
               Consolidated Financial Statements      11 - 15


               Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations              16 - 19

PART II.       Item 6 Exhibits and Reports on
               Form 8-K                                 20

               Signatures                               21

                                                            FORM 10-QSB
                                                            PAGE 3

      UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET
                            AS AT
                      SEPTEMBER 30, 1995
                         (UNAUDITED)



Current Assets
     Cash                                                        $ 1,066,713
     U. S. Treasury Securities                                       976,104
     Marketable securities, at cost,
       which approximates market value                                 1,672
     Inventory                                                         8,230
     Prepaid income taxes                                             12,924
     Prepaid expenses                                                 42,621
     Other receivables                                                50,083
                                                                 -----------

           Total Current Assets                                    2,158,347
                                                                 -----------

Property and Equipment
     Restaurant improvements and equipment                           157,707
     Land                                                            135,310
     Other                                                            68,793
                                                                 -----------
                                                                     361,810

Less: Accumulated depreciation and
       amortization                                                  100,630
                                                                 -----------

     Total Property and Equipment                                    261,180
                                                                 -----------

Other Assets
     Certificates of deposit                                         656,475
     Franchise rights, net of amortization                           298,189
     Asset acquisition costs, net of amortization                     14,683
     Restaurant and vehicular equipment held for
           resale                                                     48,600
     Security deposits                                                21,690
                                                                 -----------

           Total Other Assets                                      1,039,637
                                                                 -----------

           Total Assets                                         $  3,459,164
                                                                ============





See accompanying notes to the unaudited condensed consolidated financial statements.

                                                            FORM 10-QSB
                                                            PAGE 4

   UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET
                            AS AT
                      SEPTEMBER 30, 1995
                         (UNAUDITED)




Current Liabilities
     Current portion of long-term debt                          $    19,742
     Accounts payable                                               103,317
     Income taxes payable                                            32,430
     Deferred income                                                 36,000
                                                                -----------
           Total Current Liabilities                                191,489

Long-term debt, less current portion above                           46,549
                                                                -----------

           Total Liabilities                                        238,038
                                                                -----------

Commitments and Contingencies

Stockholders' Equity
     Preferred stock, par value $.10
           per share - authorized 100
           shares - no shares issued and
           outstanding                                                 -
     Common stock, Class A par value,
           $.025 per share - authorized
           5,000,000 shares - 2,081,190
           shares issued and outstanding                             52,030
     Common stock, Class B, par value,
           $.025 per share - authorized
           2,000,000 shares - 731,790
           shares issued and outstanding                             18,294
     Additional paid in capital                                   3,356,135
     Retained earnings (deficit)                                (   205,333)
                                                                ------------

           Total Stockholders' Equity                             3,221,126
                                                                -----------

           Total Liabilities and
           Stockholders' Equity                                 $ 3,459,164
                                                                ===========




See accompanying notes to the unaudited condensed consolidated financial statements.

                                                            FORM 10-QSB
                                                            PAGE 5

   UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                             For the Nine Months Ended
                                                                   September 30,
                                                                 1995             1994
                                                                 ----             ----
                                                              (Unaudited)      (Unaudited)
Operating Revenues (excluding discontinued operations)
   Restaurant sales                                          $   273,504       $  602,368
   Franchise fees                                                 43,672           45,830
   Consulting fees - franchisees                                  24,412           16,646
   Consulting fees - affiliated company                             -              34,702
   Other                                                             424              769
                                                             -----------       ----------
                                                                 342,012          700,315
                                                             -----------       ----------

Expenses (excluding discontinued operations)
   General and administrative expense                            785,706          706,597
   Restaurant cost of sales                                      321,828          840,717
   Depreciation and amortization -
     restaurant improvements and
     equipment                                                    13,194           68,267
   Amortization - franchise rights                                17,775           17,775
   Depreciation and amortization -
     other                                                         9,330            8,022
   Provision for loss on store closings                            5,626          374,677
                                                             -----------       ----------
                                                               1,153,459        2,016,055
                                                             -----------       ----------

Operating profit (loss)                                      (   811,447)     ( 1,315,740)
                                                              ----------       -----------


Other Income (Expense)
   Interest income                                               134,686          161,554
   Interest expense                                          (     4,442)     (    33,949)
   Charges on redemption of certificates of deposit          (    42,890)            -
   Equity in earnings (loss) of Gourmet Carts, Inc.,
     an affiliated company                                         -          (   102,000)
                                                             -----------       -----------
                                                                  87,354           25,605
                                                             -----------       ----------

Loss before income and franchise taxes (excluding dis-
   continued operations)                                     (   724,093)     ( 1,290,135)

Provision for income and franchise taxes                           4,038            3,540
                                                             -----------       ----------

(Loss) from continuing operations                            (   728,131)     ( 1,293,675)


Income (loss) from discontinued operations, net
   of income tax provisions of -0-                           (   241,499)          25,376
                                                              ----------       ----------

Net income (loss)                                            ($  969,630)     ($1,268,299)
                                                              ==========       ==========

Per share of Common Stock
   Income (loss) from continuing operations                  ($     0.26)     ($     0.46)
                                                              ==========      ============
   Income (loss) from discontinued operations                ($     0.08)      $     0.01
                                                              ==========       ==========
   Net income (loss)                                         ($     0.34)     ($     0.45)
                                                              ==========       ==========

Average Common Shares Outstanding                              2,812,980        2,812,980
                                                             ===========      ===========

See accompanying notes to the unaudited condensed consolidated financial statements.

                                                            FORM 10-QSB
                                                            PAGE 6

   UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                                For the Three Months Ended
                                                                      September 30,
                                                                 1995             1994
                                                                 ----             ----
                                                              (Unaudited)      (Unaudited)
Operating Revenues (excluding discontinued operations)
   Restaurant sales                                          $    87,918     $    110,771
   Franchise fees                                                 11,341     (        193)
   Consulting fees - franchisees                                   3,957             -
   Consulting fees - affiliated company                             -              25,702
   Other                                                              72              257
                                                             -----------     ------------
                                                                 103,288          136,537
                                                             -----------     ------------
Expenses (excluding discontinued operations)
   General and administrative expense                            326,642          232,410
   Restaurant cost of sales                                      113,194          154,495
   Depreciation and amortization -
     restaurant improvements and
     equipment                                                     4,398           14,212
   Amortization - franchise rights                                 5,925            5,925
   Depreciation and amortization -
     other                                                         3,110            2,158
   Provision for loss on store closings                             -             374,677
                                                             -----------      -----------

                                                                 453,269          783,877
                                                             -----------      -----------


Operating profit (loss)                                      (   349,981)    (    647,340)
                                                              ----------      -----------

Other Income (Expense)
   Interest income                                                42,842           55,896
   Interest expense                                          (     1,389)    (      1,951)
   Equity in earnings (loss) of Gourmet Carts, Inc.,
     an affiliated company                                          -        (     55,000)
                                                             -----------      -----------
                                                                  41,453     (      1,055)
                                                             -----------      -----------

Loss before income and franchise taxes (excluding dis-
   continued operations)                                     (   308,528)    (    648,395)

Provision for income and franchise taxes                           1,288            1,240
                                                             -----------      -----------

Loss from continuing operations                              (   309,816)    (    649,635)

Income (loss) from discontinued operations, net
   of income tax provisions of -0-                                  -               8,460
                                                             -----------      -----------

Net income (loss)                                            ($  309,816)   ($    641,175)
                                                             ============    ============

Per share of Common Stock
   Income (loss) from continuing operations                  ($     0.11)   ($       0.23)
                                                              ==========     ============
   Income (loss) from discontinued operations                 $     -        $       0.00
                                                              ==========     ============
   Net income (loss)                                         ($     0.11)   ($       0.23)
                                                              ==========     ============

Average Common Shares Outstanding                              2,812,980        2,812,980
                                                            ============     ============

See accompanying notes to the unaudited condensed consolidated financial statements.

                                                            FORM 10-QSB
                                                            PAGE 7

   UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          For the Nine Months Ended
                                                                September 30,
                                                             1995          1994
                                                             ----          ----
                                                         (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                     ($ 969,630)   ($1,268,299)
   Adjustments to reconcile
    net income to net cash (used in) provided
    by Operating Activities
       Depreciation and amortization                         51,988        120,577
       Loss on abandonment of leasehold                     155,244           -
       Loss (Gain) on disposal of property
        and equipment                                          -           290,048
       Amortization of discount on U.S.
        Treasury securities                             (    42,681)          -
       Equity in (earnings) loss of Gourmet
        Carts, Inc., an affiliated company                     -           102,000
       Changes in certain current
        assets and liabilities
          Current assets                                      6,228         21,089
          Current liabilities                           (    52,739)         9,384
                                                         ----------     ----------

Net Cash Provided (Used) by
   Operating Activities                                 (   851,590)   (   725,201)
                                                         ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of long-term certificates
        of deposit                                             -       (   966,118)
   Purchase of U.S. Treasury securities                 ( 1,911,075)          -
   Maturity of U.S. Treasury sercurities                    977,655           -
   Redemption of certificates of deposit                  2,095,726           -
   Purchase of property, equipment
        and construction in progress                    (    22,619)   (   156,628)
   Sale of restaurant equipment                              19,400           -
   Decrease (increase) in security deposits                   7,260    (       510)
   Increase in tenant security deposits payable                -               526
   Investment in Gourmet Carts, Inc., an affil-
        iated company                                         -        (   320,773)
                                                        -----------     ----------

Net Cash Provided (Used) by Investing
   Activities                                             1,166,347    ( 1,443,503)
                                                        -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of long-term debt                          (    13,805)   (    12,749)
                                                        ------------    ----------

Net Cash Provided (Used) by Financing
   Activities                                           (    13,805)   (    12,749)
                                                         ----------     ----------


See accompanying notes to the unaudited condensed consolidated financial statements.

                                                            FORM 10-QSB
                                                            PAGE 8

   UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               For the Nine Months Ended
                                                                     September 30,
                                                                  1995          1994
                                                                  ----          ----
                                                              (Unaudited)    (Unaudited)
Net Increase (Decrease) in Cash
   and Certificates of Deposit                               $   300,952    ($2,181,453)
Cash and Certificates of Deposit
   at beginning of period                                        765,761      3,018,010
                                                             -----------    -----------
Cash and Certificates of Deposit
   at end of period                                          $ 1,066,713     $  836,557
                                                             ===========     ==========

Supplemental Cash Flow Information
----------------------------------
Interest paid                                                $     4,442     $   33,949
Income taxes paid (refunded)                                 $      -       ($    2,120)





See accompanying notes to the unaudited condensed consolidated financial statements.

                                                            FORM 10-QSB
                                                            PAGE 9

   UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          For the Three Months Ended
                                                                September 30,
                                                             1995            1994
                                                             ----            ----
                                                         (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                    ($  309,816)     ($  641,175)
   Adjustments to reconcile
    net income to net cash (used in) provided
    by Operating Activities
        Depreciation and amortization                        13,433           31,132
        Loss (Gain) on disposal of property
         and equipment                                         -             290,048
        Amortization of discount on U.S.
         Treasury securities                             (    6,192)            -
        Equity in (earnings) loss of Gourmet
         Carts, Inc., an affiliated company                     -             55,000
        Changes in certain current
         assets and liabilities
           Current assets                                (    5,683)          66,120
           Current liabilities                               18,194           72,678
                                                         ----------       ----------

Net Cash Provided (Used) by
   Operating Activities                                  (  290,064)     (   126,197)
                                                          ---------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturity of U.S. Treasury securities                     484,860             -
   Purchase of property and equipment                     (   2,498)     (     6,195)
   Decrease in security deposits                              4,240              600
   Increase in tenant security deposits payable                -                 117
   Investment in Gourmet Carts, Inc., an affil-
        iated company                                          -         (   120,773)
                                                          ---------       ----------

Net Cash Provided (Used) by Investing
        Activities                                          486,602      (   126,251)
                                                          ---------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of long-term debt                            (   4,695)     (     4,335)

                                                          ---------       ----------

Net Cash Provided (Used) by Financing
   Activities                                             (   4,695)     (     4,335)
                                                           --------       ----------





See accompanying notes to the unaudited condensed consolidated financial statements.

                                                              FORM 10-QSB
                                                              PAGE 10

     UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            For the Three Months Ended
                                                                      September 30,
                                                               1995          1994
                                                               ----          ----
                                                           (Unaudited)    (Unaudited)
  Net Increase (Decrease) in Cash
     and Certificates of Deposit                          $   191,843    ($  256,783)
  Cash and Certificates of Deposit
     at beginning of period                                   874,870      1,093,340
                                                          -----------     ----------
  Cash and Certificates of Deposit
     at end of period                                     $ 1,066,713     $  836,557
                                                          ===========     ==========

  Supplemental Cash Flow Information
  ----------------------------------
  Interest paid                                           $     1,389     $    1,951
  Income taxes paid (refunded)                            $      -       (    33,691)





See accompanying notes to the unaudited condensed consolidated financial statements.

                                                              FORM 1O-QSB
                                                              PAGE 11

     UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   September 30, 1995 AND 1994


               1. The financial information included herein is unaudited; however, in the opinion of the Company, such information reflects all adjustments (consisting solely of normal recurring accruals) necessary to present fairly results for the interim periods.

               2. The results of operations for the nine-month and three-month periods ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year. Certain items in the 1994 financial statements have been reclassified to conform with the 1995 presentation.

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

                   The Company's discontinued school operation had received the majority of its funds under various governmental programs which provided for some form of tuition assistance for students. The various governmental authorities have the right to audit the Company for compliance with their specific regulations. The Company believes it was in compliance with all such regulations, and no provision has been made in the financial statements for any possible penalties for non-compliance.

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

                                                              FORM 1O-QSB
                                                              PAGE 12.


     UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   September 30, 1995 AND 1994
                            (Con't...)


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

                   Since acquisition, SPU has entered into leases for two additional restaurants in Margate and Oakland Park, Florida which provide for monthly rentals aggregating $5,000 plus all expenses of operating the properties. The two leases, which commenced late in 1993, have five year terms with renewal options. In July, 1994, SPU closed the two aforementioned restaurants. In June, 1995, SPU was released from its obligations with respect to the Margate lease. SPU is attempting to sublet the remaining premises in Oakland Park; the monthly rental under such lease is $3,000 plus expenses.

                                                              FORM 1O-QSB
                                                              PAGE 13.


     UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   September 30, 1995 AND 1994
                            (Con't...)


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

                    On January 6, 1995, Mr. Ryan was terminated from his employment at SP Unlimited. Shortly thereafter, Mr. Ryan commenced an arbitration proceeding against the Company and S.P. Unlimited, Inc. before the American Arbitration Association, claiming that his employment agreement was breached by virtue of such termination and seeking damages as a result. The Company asserts that Ryan's employment was terminated for cause and intends to vigorously defend the claim. Arbitration hearings were held in September and October before the American Arbitration Association and a decision of the arbitrator has not yet been received.

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

                                                              FORM 1O-QSB
                                                              PAGE 14.


     UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   September 30, 1995 AND 1994
                            (Con't...)


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

                    No options have been exercised.

               8. In April, 1994, a wholly owned subsidiary of the Company, CPU of Florida, Inc., entered into an agreement with the inventors of a portable pizza oven to form a corporation, Gourmet Carts, Inc., to produce and market the ovens and related carts. CPU of Florida, Inc. acquired a 50% interest in Gourmet Carts, Inc. for $200,000, and has made loans and advances to such Corporation of an additional $252,658 through September 30, 1995. The inventors, who also acquired a 50% interest in Gourmet Carts, Inc., contributed a prototype oven. A patent has since been applied for. The investment in this development stage company is accounted for under the equity method.

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

                                                              FORM 1O-QSB
                                                              PAGE 15.


     UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   September 30, 1995 AND 1994
                            (Con't...)

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

               9. Earnings per common share are calculated based on the weighted average number of common shares outstanding during each period. No common stock equivalents were outstanding for purposes of calculating primary and fully diluted earnings per share for the nine months and three months ended September 30, 1995 and 1994. All calculations of primary and fully diluted earnings per share were anti-dilutive.

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

               NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO
               SEPTEMBER 30, 1994

                    As a result of the surrender of the New York
               premises to the landlord, and the release of the Company from its obligations under the lease, the Company discontinued its premises and equipment leasing business segment at its New York facility in May, 1995. These operations have been presented, net of tax effect, as discontinued operations in the financial statements.

                    The following discussion relates to the Company's
               continuing operations:

                    The Company sustained a gross profit (loss) from its
               one remaining restaurant of ($48,324) for the nine months ended September 30, 1995. This compares to a gross profit (loss) from the operations of three restaurants of ($238,349) in the comparable period of 1994. Two of the restaurants were closed in July, 1994. Upon the closing of these two restaurants, the Company made a provision of $374,677 for estimated remaining occupancy costs and projected losses on equipment sales and the dimunition in value of the leasehold improvements. This provision was increased by $5,626 in the nine months ended September 30, 1995. Other income from franchise fees and royalties aggregated $43,672 for the nine months ended September 30, 1995 as compared to $45,830 in the comparable 1994 period. Consulting fees received from franchisees aggregated $24,412 for the nine months ended September 30, 1995 compared to $16,646 in the comparable 1994 period.

                    In 1994, the Company received consulting fees for
               services performed for Gourmet Carts, Inc., an affiliated development stage company. Such fees aggregated $34,702 from June 30, 1994 to September, 1994. No fees were received in 1995.

                    General and administrative expense increased by
               11.2% to $785,706 for the nine months ended September 30, 1995, as compared to the corresponding 1994 period. This increase is primarily the result of the increase over the 1994 period in legal fees incurred in connection with various litigation involving Donald Ryan, SP Unlimited, Inc. and Gourmet Carts, Inc. offset partially by the decrease in general operating expenses due to the downsizing of the operations.

                    Depreciation and amortization decreased from 1994
               due to the closing of two restaurants in July, 1994.

                                                              FORM 1O-QSB
                                                              PAGE 17.


     UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES

         MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                            (Con't...)


               NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO
               SEPTEMBER 30, 1994
               (Cont'd.)

                    Interest income for the nine months ended September
               30, 1995 decreased 16.6% to $134,686, as compared to the corresponding 1994 period, primarily due to a decrease in available liquid resources.

                    Interest expense for the nine months ended September
               30, 1995 decreased by $29,507 compared to the corresponding 1994 period, since the prior period was burdened by interest incurred in connection with a settlement of prior tax liabilities.

                    The Company's share of losses from its investment in
               Gourmet Carts, Inc. aggregated $102,000 for the nine months ended September 30, 1994. The investment in and advances to this affiliated development stage company were written off at December 31, 1994.

                    A majority of the long-term certificates of deposit
               were redeemed during the nine months ended September 30, 1995. Charges of $42,890 were incurred during the period as a result of such early redemptions.

                    The tax provisions for 1995 and 1994 reflect State
               and local taxes for the current periods.

                    As a result of the foregoing, operating losses
               decreased $504,293; loss before income and franchise taxes (excluding discontinued operations) decreased $566,042; and net loss from continuing operations decreased
               $565,544 in the nine month period ending September 30, 1995 as compared to the same period in 1994.

               THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO
               SEPTEMBER 30, 1994

                    As a result of the surrender of the New York
               premises to the landlord, and the release of the Company from its obligations under the lease, the Company discontinued its premises and equipment leasing business segment at its New York facility in May, 1995. These operations have been presented, net of tax effect, as discontinued operations in the financial statements.

                    The following discussion relates to the Company's
               continuing operations:

                    The Company sustained a gross profit (loss) from its
               one remaining restaurant of ($25,276) for the three months ended September 30, 1995. This compares to a gross profit (loss) from the operations of three restaurants of ($43,724) in the comparable quarter of 1994. Two of the

                                                              FORM 1O-QSB
                                                              PAGE 18.



     UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES

         MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                            (Con't...)

               THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO
               SEPTEMBER 30, 1994
               (Cont'd.)


               restaurants were closed in July, 1994. Upon the closing of these two restaurants, the Company made a provision of $374,677 for estimated remaining occupancy costs and projected losses on equipment sales and the dimunition in value of the leasehold improvements. Other income from franchise fees and royalties aggregated $11,341 for the three months ended September 30, 1995 as compared to ($193) in the comparable 1994 period. The 1994 period reflected a $13,500 refund of a franchise fee previously reported as income in the first quarter of 1994.

                    In 1994, the Company received consulting fees for
               services performed for Gourmet Carts, Inc., an affiliated development stage company. Such fees aggregated $25,702 for the three months ended September 30, 1994. No fees were received in 1995.

                    General and administrative expense increased by 40.6%
               to $326,642 for the three months ended September 30, 1995, as compared to the corresponding 1994 quarter. This increase is primarily the result of the increase over the 1994 period in legal fees incurred in connection with various litigation involving Donald Ryan, SP Unlimited, Inc. and Gourmet Carts, Inc. offset partially by the decrease in general operating expenses due to the downsizing of the operations.

                    Depreciation and amortization decreased from 1994
               due to the closing of two restaurants in July, 1994.

                    Interest income for the three months ended September
               30, 1995 decreased 23.4% to $42,842 as compared to the corresponding 1994 period, primarily due to a decrease in available liquid resources.

                    The Company's share of losses from its investment in
               Gourmet Carts, Inc. aggregated $55,000 for the three months ended September 30, 1994. The investment in and advances to this affiliated development stage company were written off at December 31, 1994.

                    The tax provisions for 1995 and 1994 reflect State
               and local taxes for the current periods.

                    As a result of the foregoing, operating losses
               decreased $297,359; loss before income and franchise taxes (excluding discontinued operations) decreased $339,867; and net loss from continuing operations decreased $339,819 in the three month period ending September 30, 1995 as compared to the same period in 1994.

                                                              FORM 10-QSB
                                                              PAGE 19.


     UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES

         MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                            (Con't...)

               LIQUIDITY AND CAPITAL RESOURCES

                    Cash increased during the first nine months of 1995
               by $300,952 to $1,066,713. The net increase in cash is principally attributable to cash provided by investing activities ($1,166,347) offset by cash used by operating activities ($851,590).

                    Despite the continuing losses, the Company still
               retains significant liquid resources. Current assets at September 30, 1995 were $2,158,347 while current liabilities were only $191,489. Cash, investments in U.S. Treasury Securities, marketable securities, and long-term certificates of deposit totalled $2,700,964 at September 30, 1995. Until its operations generate profits, or the Company finds a business to generate sufficient operating profits, the Company will be unable to report any material profits in its financial statements.

                    The company, through its subsidiary, Universal
               Franchise Operations, Inc., (UFOI) has applied for a patent of its newly designed food vending cart. The company intends to exhibit the cart at several trade shows in 1996 to market its new product.

                    In July, 1995, the Company signed an agreement with
               a franchisee in Lima, Peru. The first unit is scheduled to open in January 1996.

                    In October 1995, the Company successfully negotiated
               the sale of its vacant land in Lake Worth, Florida at a selling price of $120,000. A loss of approximately $16,000 will result from such sale.


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

                    PART II OTHER INFORMATION




               Item 6. Exhibits and Reports on Form 8-K.

                    (a) Exhibits.

                        Exhibit 11 (a).  Computation of Net Income Per
                                         Share.

                        Exhibit 11 (b).  Computation of Net Income Per
                                         Share.

                    (b) Reports on Form 8-K.  The registrant has not
               filed any reports on Form 8-K during the three months ended September 30, 1995.

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

                                  UNIVERSAL FRANCHISE OPPORTUNITIES CORP.





                             By:  /s/ WALTER SMALL
                                  --------------------------------------
                                  Walter Small
                                  Chairman and Treasurer
                                  (Principal financial and duly
                                  authorized officer)




               Date: November 9, 1995

                                EXHIBIT INDEX



                        Exhibit 11 (a).  Computation of Net Income Per
                                         Share.

                        Exhibit 11 (b).  Computation of Net Income Per
                                         Share.

                        Exhibit 27.      Financial Data Schedule