Form 10KSB
period 1995-12-31
UNIVERSAL FRANCHISE OPPORTUNITIES CORP
filed 1996-04-16
CIK 22460

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended: December 31, 1995
                          Commission File No.: 0-14221

                     UNIVERSAL FRANCHISE OPPORTUNITIES CORP.
- --------------------------------------------------------------------------------
              (Exact name of Small Business Issuer in Its Charter)

                  DELAWARE                            51-0339167
        ---------------------------          ---------------------------
         (State of incorporation)             (I.R.S. Employer ID No.)

                          705 Severn Road - Suite 1037
                           Wilmington, Delaware 19803
                                 (302) 479-7733
         ---------------------------------------------------------------
          (Address of principal executive office and telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of he Act:

                 Class A Common Stock, par value $.025 per Share

         ---------------------------------------------------------------
                                 Title of Class

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirement for the past 90 days.

                                    Yes  X    No
                                        ---      ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: $459,391

         As of March 29, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was $573,400, computed by reference to the average of the closing bid and asked prices of Class A ($ 5/16 bid; $ 5/16, asked) common stock and assuming all shares of Class B had been converted to Class A on that date. Class B converts share for share into Class A. However, prices for Class B shares are not quoted.

         As of March 29, 1996, the outstanding number of shares of each class of the Registrant's common stock was as follows:

                               Class A: 2,081,190
                               Class B: 731,790

         Transitional Small Business Disclosure Format (check one):

                                    Yes       No  X
                                        ---      ---

               UNIVERSAL FRANCHISE OPPORTUNITIES CORPORATION, INC.
                          ANNUAL REPORT ON FORM 10-KSB

                                     PART I
                         ITEM 1. DESCRIPTION OF BUSINESS

                                     GENERAL

Background and Business Segments

         Universal Franchise Opportunities Corp., a Delaware corporation ("Registrant" or the "Company" (defined to include all consolidated subsidiaries)), which, until 1989 and 1990, operated registered business schools in New York City and Philadelphia, is currently engaged in the following business segments:

         (1) operating and developing opportunities in food-related and franchise businesses through its wholly-owned subsidiary, Universal Franchise Operations, Inc. ("UFOI") which currently is involved in developing its rights to "Sir Pizza" and "Sir Subs & Pizza", which rights were previously held by S.P. Unlimited ("SPU") another wholly owned subsidiary of the Company;

         (2) manufacturing and marketing pizza carts through a newly organized wholly-owned subsidiary, Custom Carts & Trailers, Inc., a Florida corporation ("Custom Carts");

         (3) the development, marketing and manufacturing of nanocomposite coatings through a newly organized subsidiary, Advanced Surface Engineering, Inc. a Maryland corporation ("ASE"); and

         (4) exploring the possibility of utilizing its cash resources to diversify into other business opportunities; and

         Until recently, the Company operated primarily in two distinct market segments:

         (1) It operated a business school in New York City until December 1989, and, in Philadelphia, Pennsylvania until October 1990; and

         (2) the Company's wholly-owned subsidiary, Commercial Programming Unlimited Inc. ("CPU-NY") had purchased mainframe and peripheral computer equipment which has been leased to various corporations. CPU-NY has not acquired any additional computer equipment for lease since late 1985, although it continued to receive revenues therefrom until August 1993, when payments under the last outstanding lease ended.

         The Company through Commercial Programming Unlimited, Inc. ("CPU-NY"), a wholly owned subsidiary of the Company, also leased an aggregate of approximately 37,500 square feet consisting of classroom and office space at the premises 25 West 17th Street, New York, New York. The premises had previously been used to conduct the Company's New York school operations. On May 24, 1990, the Company received from its landlord permission to sublease approximately 60 percent of the premises to an unrelated third party for a term to run substantially until the expiration date if the Company's lease with its landlord. in addition,the Company also leased to the sublessee most of the Company's equipment located at the premises. On January 27, 1995, the Sublessee filed a Chapter 11 petition and moved to reject the aforementioned Sublease and equipment rental contract On March 2, 1995, the Court issued an order rejecting the Sublease and equipment rental contract. At December 31, 1994, after having applied the security deposit of $56,000, there remained $60,856 of premises and equipment rental due. This amount had been fully reserved in the 1994 financial statement, and the applicable reserve and receivable have been written off in January, 1995. On May 26, 1995, CPU-NY surrendered the premises to the landlord and was released from all obligations related to the lease. As a result of such surrender, improvements and equipment having a net book value of $155,244 were written off. These operations, which had previously been presented as a separate market segment, have been presented, net of tax effect, as discontinued operations in the financial statements.

         As of December 31, 1995, the Company has total current assets of $2,100,800 which included $1,986,747 of cash and marketable securities (See "Consolidated Balance Sheets".)

History

         The Company was organized under the name "Commercial Programming Unlimited, Inc." in 1964, when it began operating a computer consulting firm and a data processing school which emphasized courses in data entry. Until December 1989 CPU-NY operated a registered business school in Manhattan, and operated a branch in Philadelphia from 1987 through October 1990, through Commercial Programming Unlimited of Philadelphia, Inc. ("CPU-Philadelphia"), a wholly-owned subsidiary of the Company.

         In the Fall of 1989, the Philadelphia campus was redesignated as the Company's main campus, and the New York campus was designated as a branch campus. In December 1989, CPU-NY ceased conducting classed in New York. In October 1990, the Company ceased conducting classes in Philadelphia. The foregoing cessations primarily related to adverse rulings by, and difficulties with, accreditation and regulatory bodies, and an adverse economic climate related thereto.

         As a result of the foregoing, in the Fall of 1989 CPU-NY began to seek to sublease, or assign the lease of its current premises in Manhattan, and to explore the possibilities of utilizing its cash resources to diversify into other operating businesses. In May 1990 it subleased a major portion of its Manhattan premises to SCS Business & Technical Institute, Inc. ("Sublessor"), and , in July 1992 delivered possession of the balance of said premises to its landlord on conditions described under "Description of Property--AMAC Agreement:. However, in January 1995, the Sublessor abandoned such sublease (See "Item 2. Description of Property: and "Item 3. "Legal Proceedings".)

         On April 30, 1993, culminating an extensive search, a wholly-owned subsidiary that was created for the Company's food service business, SPU, acquired substantially all the assets of Premier Franchise Corporation (formerly called the Salad Bar Corporation) and SPFC, Inc. As a result of such acquisition, the Company moved its principal operating office to Florida, SPU began developing the proprietary rights of the Sir Pizza chain of fast food restaurants throughout the world; a process being continued by UFOI. See "Sir Pizza".

         In April, 1994, the Company entered into an agreement, with the inventors (the "Inventors") of a battery driven, infra-red portable conveyor pizza oven (the "oven"), to be carried on portable food carts. Pursuant to such agreement, the Company and the Inventors formed Gourmet Carts, Inc., a Florida corporation (GCI" or "Gourmet Carts"), to produce and market the ovens and carts carrying the same. In June, 1994, Gourmet Carts acquired 100% of the stock of Old World Ovens, Inc. to produce the ovens and the carts to carry same. Since the end of 1994, as a result of a dispute with the Inventors, the Company;s involvement in GCI has been in litigation with regard thereto, described under "Item 3--Legal Proceedings." See "Gourmet Carts" below.

         Recently, the Company formed two wholly-owned subsidiaries Custom Carts and ASE for the purpose of engaging in manufacturing and distributing of (a) portable food carts, ovens and related products, and (b) self- lubricating coatings, surface treatments and related products.

Reincorporation

         Although the Company was organized in 1964 as a New York corporation, on June 11, 1987 the Company adopted a Plan of Reincorporation (the "Plan"), which provided for the exchange of all shares of Commercial Programming Unlimited, Inc.,a New York corporation ("CPU-NY") for shares of Commercial Programming Unlimited, Inc., a Delaware corporation ("CPU-Del") (which was incorporated on May 22, 1987). The purpose of the Plan was to allow the Company certain benefits of Delaware corporate law by changing the Company's state of incorporation from New York to Delaware, by providing for all stockholders of CPU-NY thereby a wholly-owned subsidiary of CPU-Del. On February 4, 1993, the Company filed with the Department of State of the State of New York a Certificate of Exchange (the "Certificate") with regard to such exchange and Plan.

Name Change

         On July 21, 1994, at the Company's Annual Meeting of Stockholders, the Company's Stockholders authorized and approved the change of the Company's name from Commercial Programming Unlimited, Inc. to Universal Franchise Opportunities Corp., in order to more accurately reflect the types of businesses in which the Company was engaged.

                                    SIR PIZZA

         On April 30, 1993, a wholly-owned subsidiary that was created for the Company's food service business, S.P. Unlimited, Inc., ("SPU") acquired substantially all the assets of Premier Franchise Corporation ("PFC") (formerly called the Salad Bar Corporation) and SPFC, Inc. consisting principally of franchise rights, restaurant improvements and equipment for an aggregate consideration of $498,000 (including $351,00 of cash and the assumption of $147,000 of notes payable).

         In addition, upon acquisition of the assets, SPU assumed the existing lease on PFC's restaurant located in Miami Lakes, Florida. Such lease, expiring December 31, 1998, provided for minimum annual rentals of $39,615 and a share of the real estate taxes. The Company guaranteed the lease.

         Except for the Sir Pizza restaurant located in Miami Lakes, which is operated by SPU, UFOI now possesses the exclusive rights to develop the proprietary rights of the Sir Pizza chain of fast food restaurants throughout the world and in certain areas of the United States where Sir Pizza is not currently represented. Such rights include the rights to franchise, open and expand additional restaurants. SPU operated Sir Pizza restaurant in Miami Lakes, Florida, also serves as a training unit for new franchises.

         UFOI derives such development rights pursuant to a license agreement with Sir Pizza International, Inc., the owner of the primary rights to the "Sir Pizza" name and franchise. Such license agreement, among other things, requires UFOI to pay certain amounts of royalties an open a certain minimum number of restaurants per year (which have not been met), in order to maintain such rights; failure to do so could result in the termination such rights, which could have a material adverse effect on UFOI's business. Several disagreements have arisen with Sir Pizza International, Inc., which the Company is trying to resolve. Management is currently attempting to renegotiate such license agreement to provide for more favorable terms.

         Sir Pizza restaurants feature moderately-priced high quality pizza, pasta, sandwiches and beverages, in restaurants characterized by a unique system of style, food preparation, training, delivery and service. The Sir Pizza Restaurants offer both table and delivery service.

         Until mid-1994, the Company attempted to expand the Sir Pizza concept by developing Sir Subs & Pizza Restaurants. Sir Pizza Subs & Pizza Restaurants were typical fast Food Restaurants with counter service and drive- through service and featured the Company's traditional thin crust pizza together with a variety of subs and specialty items including gyros, chicken breast sandwiches, spicy french fries, beverages, beer and wine. The Company closed its two Sir Subs & Pizza Restaurants in mid-1994. Although the Sir Subs & Pizza Restaurants remains an option, presently, the Company is attempting to further develop the Sir Pizza restaurant concept domestically and internationally.

         Internationally, the Company has franchised three Sir Pizza Restaurants in Germany and three Sir Pizza Restaurants in El Salvador. It has also entered into agreements (i) with "The Exhibition", a distribution company in Bahrain, pursuant to which the franchisee is required to open three Sir Pizza restaurants in the Middle East, the first of which opened in Bahrain in January 1995; (ii) with Cariven S.A. de C.V. to establish Sir Pizza restaurants in Caracas, Venezuela and the Island of Margarita pursuant to which one restaurant was to have opened in each of 1994, 1995 and 1996. However, to date, no restaurants have been opened; and (iii) in 1995, with Mapy International, Inc., pursuant to which the franchise is to establish restaurants in Lima, Peru. The first such restaurant is scheduled to open in June, 1996.

         CPU of Florida, Inc. purchased a site in North Palm Springs, Florida, on which it intended to build a third Company owned restaurant. Management subsequently discovered that a sewer line must be installed at a cost of $65,000 to $100,000. The Company has determined that, as a result of such cost, the cost of opening would be in excess of what the Company had planned to spend, and has offered the property for sale. In 1994, the Company sent a letter seeking damages from the seller, or recision of such sale, although seller has rejected the Company's demand and allegation. The Company, in addition to the acquisition cost, spent $32,448 for improvements to the property and equipment, which amount was written off in 1994 when the "Sir Subs and Pizza" concept was abandoned. The Company sold the property in October 1995 for $120,000. (See "Description of Property" and "Legal Proceedings").

         The fast food restaurant business in the U.S. is extremely competitive. The Company's entry into this market segment with Sir Pizza restaurants makes these restaurants directly competitive with major fast food chains such as McDonald's, Burger King, Arby's, Subway, Pizza Hut, Dominoes Pizza and others, which have substantially greater resources and name recognition. The Company presently has a very short history of operating only three of these prototype restaurants, two of which were not successful. Sales in these types of fast food restaurants are marketing and advertising driven. The Company's management reports that it is currently developing a marketing strategy of a combination of restaurants and mobile carts is being developed in order to compete in this segment. Because of the foregoing, it is currently impossible to predict the future success of this venture.

         The Company, through it's subsidiaries, intends to continue to seek to develop franchised stores under the names of Sir Pizza and Sir Subs and Pizza throughout Florida, the United States and overseas.

         The typical U.S. franchise agreement generally calls for franchise fees of $20,000 per restaurant in addition to royalties of five per cent (5%) of sales, although this may vary from agreement to agreement. In order to increase the territories at a rapid pace an to keep corporate overhead to a minimum, the Company has established master Franchise arrangement in California, Florida and Illinois, which enables the Master Franchise to provide the service to the subfranchisee. The fees in these types of arrangements are generally split 50/50. Similar arrangements have been entered into with the international franchise.

         A Master Franchise Agreement was entered into with Quality Food Restaurants, Inc. in April 1994 for Dade County, Florida. The plan calls for the opening of a minimum of ten units within a five year period. The first restaurant opened in November of 1995.

         The status of the aforesaid franchises is as follows:

         The California and German Franchisee have defaulted; although the Venezuela has commenced construction of a restaurant no restaurant has yet been opened; the Florida franchise opened a restaurant in November 1995. An initial Illinois operation was opened in 1995 and a second is planned for July, 1996.

         During much of 1994, the Company's growth and development was adversely affected by management disagreements, primarily relating to SPU and Gourmet Carts. Several management changes were instituted in late 1994, as a reaction to these disagreements, some of which have resulted in litigation, as described in "Item 3--Legal Proceedings". Adverse resolution of such litigation could have a material adverse effect on the Company.

         In particular, the Company terminated the employment of Donald Ryan, the chief operating officer of SPU in January 1995. The Company's management believes that such termination was for cause and in the best interests of the Company. Mr. Ryan had been the principal person in charge of the development of SPU's Sir Pizza rights. There is no assurance that results of the legal proceedings relating to such termination will not materially and adversely effect the Company. See "Item 3--Legal Proceedings".

                                  GOURMET CARTS

         In April, 1994, the Company entered into an agreement, with the inventors (the "Inventors") of a battery driven, infra-red portable conveyor pizza oven (the "oven"), to be carried on portable food carts. Pursuant to such agreement, the Company and the Inventors formed Gourmet Carts, Inc., a Florida corporation ("GCI" or "Gourmet Carts"), to produce and market the ovens the and carts to carry same. Pursuant to such agreement, CPU of Florida, Inc., a subsidiary of Registrant ("CPU-Florida"), owns 50% of the stock of GCI for which it contributed $200,000 in capital and loaned to GCI $200,000. The Inventors own the other 50% of GCI. Such Agreement provides that the Inventors are to receive salary, employment benefits and up to $100,000 of royalties on sales of the ovens, in addition to equivalent aggregate benefits to certain officers of CPU-Florida. The Board of Directors of Gourmet Carts voted in December 1994 to discontinue such payments to CPU-Florida, its officers or affiliates. Under such agreement, GCI owns the exclusive rights for the oven, for which a patent was applied for but not granted. GCI intended to market the oven and carts as a franchise operation.

         Through 1995, as a result of a dispute with the Inventors, the Company's involvement in GCI has been in litigation with regard thereto, as described under "Item 3--Legal Proceedings." On February 14, 1996, the Florida Circuit Court issued a motion, notice and order of dismissal of the action commenced by Gourmet Carts and the Inventors, without prejudice, for lack of prosecution unless good cause can be shown for continuance.

                                OTHER ACTIVITIES

         In 1989, the Company began to explore the possibility of utilizing its cash resources to diversify into other business opportunities, including, but not limited to, computer software, health-related, food-related and school-related companies in the private sector. While management's primary efforts through mid-1992 were concentrated on relieving the Company of the remainder of its substantial lease obligation of its New York premises before making any substantial commitment to another business, the Company in mid-1992 decided to expand the scope of its search for business opportunities by opening an office in the Southern United States, as described in the following paragraph. Once such lease situation was solved, the Company's main efforts changed to seeking one or more additional operating businesses.

         After a substantial amount of time spent exploring business opportunities, management concluded that the opportunities in the Northeast were not as promising as those in the South. Consequently, the Board of Directors authorized the Company to establish a subsidiary in Florida, in order to increase is visibility, and ability to seek and respond to potential opportunities in the South.

         As a result of the interest generated by the Company's mobile pizza cart, with a self contained power source, at the Pizza Trade Show in Las Vegas in late February 1996, and at the International Trade Show convention in Washington, D.C. in early March 1996, the Board of Directors decided that the Company should open its own cart manufacturing plant. The Company is currently in the process of manufacturing carts at its Florida facilities. The Company intends to produce and market the pizza carts through Custom Carts.

         In 1996, the Company decided to enter into a new business segment: the development, marketing and production of nanocomposite coatings. ASE was formed to operate this new line of business. Dr. Todd Schlesinger, stepson of the Company's President and Chairman of the Board, became Vice-President of Operations of ASE. Dr. Schlesinger was able to obtain from his previous employer the patent rights to a self-lubricating coating which he had developed while working on his doctorate and later for his employer. In addition to this self-lubricating coating, Dr. Schlesinger has also developed five other proprietary coatings for use by ASE. The Company intends to market these coatings as soon as the patent and trademark registrations have been completed.

         The Company invests its liquid assets in interest-bearing accounts, and instruments (primarily certificates of deposit with federally-insured banks and treasury bills). Until its operations generate profits, or the Company finds a business to generate sufficient operating profits, the Company will be unable to report any material profits from operations on its financial statements.

Personnel

         At December 31, 1995 the Company employed - 4 people. Two were officers of the Company: Walter Small, was Chairman and Mohamad Al-Omari, was President of the Company. Prior to December 31, 1995 the Company terminated the employment of Donald Ryan and Ronald S. Berkley.

         All of the foregoing employees are full-time, other than Myrna Small, who does not devote full time to Company activities. The remaining employees consist of one bookkeeper, three restaurant managers, and eleven restaurant staff, of whom four are full-time and seven are part-time. The Company also utilizes part-time employees from time to time, as needed. There are no collective bargaining agreements with any employees and relations with employees are considered good. See "Item 10--Executive Compensation" with regard to Employment Agreement with Messrs. Small and Al-Omari. See also "Item 3--Legal Proceedings" which respond to the Company's litigation regarding the termination in January 1995 of Mr. Donald Ryan's employment with the Company.

Regulation and Accreditation

         When the Company operated schools, it received funds under various Federal and State governmental programs providing tuition assistance and loans to students. Although no longer participating in such programs, governmental authorities have the right to retrospectively audit the Company with regard to such programs.

         In January 1988, the Office of the State Comptroller issued a preliminary report of its findings based on an audit of the Tuition Assistance Programs ("TAP") certification for the academic years 1983-1984 through 1986-1987. The preliminary findings recommend that the Higher Education Services Corporation seek recovery of $316,105 from the Company arising out of the alleged incorrect certification of 465 awards. The Company has submitted a response to such findings and, upon advise of its special counsel, has not taken any other action with regard thereto. According to management of the Company, the Company received no further communications with regard to such findings up to the date of filing of this Report.

                         ITEM 2. DESCRIPTION OF PROPERTY

Real Property Leases

         Florida Properties

         (a) In August 1994, Gourmet Carts, the 50% owned affiliate of the Company, entered into a lease agreement for office space commencing October 1, 1994 and ending January 31, 1998. At the same time, the Company and Gourmet Carts, Inc. entered into a sublease for a portion of the premises to coincide with the term of the original lease. The Company had guaranteed up to $35,000 of Gourmet Carts obligations under the original lease for a term from October 1, 1994 to November 30, 1995. In February 1995, Gourmet Carts, Inc. defaulted on the lease. The Company continued to pay the affiliate's rent obligation to the landlord. Effective April 1, 1995, the landlord released the Company from its guarantee and terminated the lease with Gourmet Carts effective April 1, 1995, Universal Franchise Operations, Inc. signed a lease with the landlord which expires April 30, 1998. The lease requires minimum monthly payments of $2,000 - $2,100 per month plus expenses.

         (b) In addition, upon acquisition of the assets of PFC, SPU assumed the existing lease on the restaurant located in Miami Lakes, Florida. Such lease, expiring December 31, 1998, provides for minimum annual rentals of $39,615 and a share of the real estate taxes. The Company has guaranteed such lease.

         SPU has entered into leases for two additional restaurants in Margate and Oakland Park, Florida which provide for monthly rentals aggregating $5,000 plus all expenses of operating the properties. The two leases, which commenced late in 1993, have five year terms with renewal options. In July 1994, SPU closed the two aforementioned restaurants. In June 1995, SPU was released from its obligations with respect to the Margate lease. SPU has surrendered the Oakland Park premises to the landlord and has not paid the $3,000 plus expenses monthly rental on the premises since May 1995. Management believes there will be no attempt by the landlord of the Oakland Park premises to collect the rent arrearage or future rent obligations.

         (c) On October 20, 1993, CPU of Florida, Inc purchased, for $135,000, a property in North Palm Springs, Florida which it had intended to convert into a restaurant. Management subsequently discovered that a sewer line must be installed at a cost of $65,000 to $100,000. The Company has determined that, as a result of such expense, the cost of opening would be in excess of what the Company has planned to spend, and has offered the property for sale. In 1994, the Company sent a letter seeking damages from the seller, or recision of such sale, although seller has rejected the Company's demand and allegation. (See "Legal Proceedings"). The Company, in addition to the acquisition cost, spent $32,448 for improvements to the property and equipment which amount was written off in 1994 when the "Sir Subs and Pizza" concept was abandoned. The Company sold this property in October, 1995 in consideration for $120,000.

         New York Properties

         (a) CPU-NY rented an office in an executive suite at 885 Third Avenue in New York City, for a rental of $1,000 per month for three months commencing January 1, 1995.

         (b) The Company, through CPU-NY, leased an aggregate of approximately 37,500 square feet consisting of classroom and office space at the premises 25 West 17th Street, New York, New York. The premises had previously been used to conduct the Company's New York school operations. On May 24, 1990, the company received from its landlord permission to sublease approximately 60 percent of the premises to an unrelated third party for a term to run substantially until the expiration date of the Company's lease with its landlord. In addition, the Company also leased to the sublessee most of the Company's equipment located at the premises. On January 27, 1995, the Sublessee filed a Chapter 11 petition and moved to reject the aforementioned Sublease and equipment rental contract. On March 2, 1995, the Court issued an order rejecting the Sublease and equipment rental contract. At December 31, 1994, after having applied the security deposit of $56,000, there remained $60,856 of premises and equipment rental due. This amount had been fully reserved in the 1994 financial statements, and the applicable reserve and receivable have been written off in January 1995. On May 26, 1995, CPU-NY surrendered the premises to the landlord and was released from all obligations related to the lease. As a result of such surrender, improvements and equipment having a net book value of $155,244 were written off. These operations, which had previously been presented as a separate market segment, have been presented, net of tax effect, as discontinued operations in the financial statements.

         Delaware Properties

         The Company maintains an executive office at Suite 1037, 705 Severn Road, Suite 1037 Wilmington, Delaware 19803. Such premises are used solely for administrative purposes. The costs in connection therewith are not material.

         The aggregate future minimum annual rentals, excluding applicable escalation clauses, with respect to all non-cancelable leases are as follows:

         For the year ending December 31,

                           1996            $100,823
                           1997             101,220
                           1998              65,547
                                           --------
                                           $267,590
                                           ========

Equipment and Personal Property

         As of December 31, 1995, the Company maintains various office and computer equipment at its Florida office.

                            ITEM 3. LEGAL PROCEEDINGS

         In September, 1992 Robert Schultz, a stockholder of the Company, filed in the United States District Court for the Southern District of New York a stockholder's derivative action, individually and on behalf of the Company, naming all of the Company's then directors as defendants, which complaint was later amended to drop one of such directors, Jonathan Gubin, leaving Walter Small and Prafulla Marfatia as defendants. Such action alleges (i) insider trading in the Company's stock, (ii) breach of fiduciary duty in approving and accepting compensation alleged to be excessive, and (iii) operating an unregistered investment company. In addition to seeking unspecified monetary damages on behalf of the Company, Plaintiff was seeking the appointment of a trustee or receiver to dispose of the assets of the Company. An adverse determination with regard to allegation (iii) above could have a material adverse effect on the Company, in that the costs and burdens of compliance therewith would be substantial. Appointment of trustee or receiver to dispose of the assets of the Company would result in liquidation of the Company. The Company and such defendants dispute Schultz's claims and have filed a motion to dismiss the complaint on the following grounds: (i) that Schultz failed to make any pre-suit demand on the Company's Board of Directors; (ii) that there is no private right of action under the Investment Company Act of 1940 ("the Act"), but that under any circumstances, as a matter of law, the Company is not an investment company and, therefore, not required to register under the Act, and
(iii) that Schultz is an inadequate representative of the shareholders and should not be permitted to prosecute the action on their behalf. This action has been dismissed.

         On October 20, 1993, CPU of Florida, Inc. purchased, for $135,000, a property in North Palm Springs, Florida which it had intended to convert into a restaurant. Management subsequently discovered that a sewer line must be installed at a cost of $65,000 to $100,000. The Company demanded damages from the seller, or recision of such sale, although seller has rejected the Company's demand and allegation; however, no litigation has been commenced. However, since the property was sold in October 1995; the Company has abandoned its efforts to seek damages against the Seller.

         On or about January 31, 1995, Donald J. Ryan ("Ryan"), the former president of SPU, commenced an arbitration proceeding against SPU and the Company before the American Arbitration Association in Miami, Florida, Claiming that his employment agreement of April 30, 1993 was breached by virtue of termination of his employment at SPU on January 6, 1995, and seeking damages as a result of the termination. In response, on March 10, 1995, the Company, SPU, and CPU-Florida commenced an action against Ryan, Gourmet Carts, Old World ovens, Mario Quilietti and Vera Prosser in the Circuit Court in Palm Beach County, Florida seeking, among other things, a stay of the arbitration proceeding commenced by Ryan and requesting that such claims be litigated in the Circuit Court. Ryan, in turn, moved to compel arbitration and stay the court proceeding. The Florida Circuit Court entered an Order staying its proceedings and requiring arbitration to proceed. In the arbitration proceeding, the Company and SPU denied liability to Ryan for his termination from employment and the Company, SPU and CPU of Florida, Inc. asserted counterclaims against Ryan for damages. In December 1995, the Arbitrator (a) upheld the termination by the Corporation of Ryan's employment for cause under the employment agreement, (b) denied the Company's counterclaim and (c) awarded $5,150 to Ryan for damages for not receiving 30 days' notice prior to termination. Pursuant to stipulation of the parties, the Arbitrator retained jurisdiction to enter a Final Order based on his determination of entitlement to and amount of attorneys' fees and costs.

         On December 29, 1995, the Arbitrator entered his Final Award wherein he awarded the Company and SPU $92,000 for attorneys' fees and costs as the prevailing party.

         The Company and SPU have filed with the Florida Circuit Court a motion to confirm the Arbitration Award and to enter judgment against Ryan. The hearing on the pending motions was due to take place in March 1996. Until the Court rules on the Company's and SPU's motions to confirm, and the time period expires for Ryan to file a motion to vacate the Arbitrator's Award, an unfavorable outcome is still possible. The Company estimates that the range of any potential loss is approximately $750,000 - $850,000.

         On January 4, 1995, CPU of Florida, Inc. filed suit against Gourmet Carts, claiming that Gourmet Carts defaulted under a note and security agreement with the Company. Although the Company sought to recover possession of collateral, which consisted of several pizza ovens, such motion was denied.

         In 1994 SCS was in default under its sublease with CPU-NY and CPU-NY commenced a proceeding in the New York City Civil Court pursuant to which the parties entered into a stipulation of settlement fixing certain arrears in the amount of $180,137.08, providing a payment schedule and granting other relief. SCS defaulted under the stipulation and in January, 1995 abandoned the Premises. On January 27, 1995, SCS filed a Chapter 11 petition in the United States Bankruptcy Court for the Southern District of New York, and moved to reject the Sublease. On March 2, 1995, the Court issued an order rejecting the Sublease. In view of the bankruptcy, the lease rejection and SCS's reported failure to maintain accreditation, it does not appear that CPU-NY will be able to recover any monies. However, on May 26, 1995, CPU surrendered the premises to the landlord.

         In January 1995 the Company commenced a replevin action against its 50% owned subsidiary Gourmet Carts, seeking possession of the assets of Gourmet Carts, which are subject to the Company's security interest. Prior thereto, also in January, Gourmet Carts, Mario Quilietti and Vera Prosser (the "Inventors"), the owners of the other 50% interest in Gourmet Carts, commenced a separate action against the Company, Walter Small and CPU-Florida, for declaratory and other relief, seeking a declaration of rights and obligations (which includes,without limitation, compensatory and punitive damages from the Company) with regard to the agreements and relationships between the Company and CPU-Florida, on one hand, and the Inventors, on the other hand, including, but not limited to, alleged violations by the Company of its obligations under the agreement for Gourmet Carts and certain property rights relating thereto. The Company has asserted counter-claims in such action, alleging that Gourmet Carts has been in default of their loan agreement, patent filing requirements and other matters and seeks a court injunction to prevent further damage to the Company. The two proceedings were consolidated. On February 14, 1996, the Florida Circuit Court issued a motion, notice and order of dismissal of the consolidated case without prejudice for lack of prosecution unless good cause can be shown for continuance.

         See "Business--Regulation and Accreditation" with regard to a 1988 TAP audit, the finding of which were at that time challenged by the Company. As stated therein, to management's knowledge, no further communications with regard to such findings have been received by the Company up to the date of filing of this Report.

                          ITEM 4. SUBMISSION OF MATTERS
                          TO A VOTE OF SECURITY HOLDERS

                                      None

                                     PART II

                     ITEM 5. MARKET FOR REGISTRANT'S COMMON
                     EQUITY AND RELATED STOCKHOLDER MATTERS

         Until March 1996, the Company's Class A Common Stock has been sporadically traded over the counter on The Nasdaq Small-Cap Market under the symbol MENU. There is no established public trading market for the Company's Class B Stock. The high and low bid quotations for 1993, 1994 and 1995 follow. Such quotations have been obtained from the National Association of Security Dealers Automated Quotations Service ("NASDAQ").

                                              Class A                       Class B
                                         -----------------           ---------------------
                                         High         Low            High              Low
                                         ----         ---            ----              ---
1993
First Quarter                            1 1/8      13/16                    No quotes
Second Quarter                           1 3/16       7/8                    No quotes
Third Quarter                            1 1/8        3/4                    No quotes
Fourth Quarter                           1 1/8      13/16                    No quotes

1994
First Quarter                            1 5/8     1 1/16                    No quotes
Second Quarter                           1 5/16         1                    No quotes
Third Quarter                            1 1/16       1/2                    No quotes
Fourth Quarter                              5/8       3/8                    No quotes

1995
First Quarter (through 3/10/95)          4/8          1/4                    No quotes
Second Quarter                           .42          1/4                    No quotes
Third Quarter                            5/8         5/16                    No quotes
Fourth Quarter                           5/16        5/16                    No quotes

         All of the quotations contained in the above represent inter-dealer quotations, without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. The past performance of the Company's Class A and Class B Common Stock is not necessarily indicative of future performance.

         Owing to the inability of the Common Stock prices of the Company to maintain a minimum bid price required for continued listing on the NASDAQ Smallcap Market, NASDAQ issued notice on February 24, 1995 that effective at the close of business on March 10, 1995 the Class A Common Stock would be de-listed from the NASDAQ Smallcap Market. The Class A Common Stock presently trades on the NASD's Electronic Bulletin Board.

Description of Securities

         The Company has two classes of Common Stock outstanding, Class A Stock and Class B Stock. Each share of Class B Stock is convertible at any time, at the option of the holder thereof, into one share of Class A Stock, pursuant to the procedures set forth in the Company's Certificate of Incorporation. The Company is also authorized to issue on or more series of Preferred Stock, non of which has been designated or issued.

         The Company's Certificate of Incorporation provides that holders of record of the issued and outstanding shares of Class B Stock are entitled, exclusively and as a class, to elect a majority of the number of directors constituting the entire Board of Directors of the Company. The holders of record of the issued and outstanding share of Class A Stock are entitled, exclusively and as a class, to elect the remainder of the number of directors constituting the entire Board of Directors of the Company.

         Any amendment, change or modification in the Certificate of Incorporation or By-Laws of the Company must be authorized and approved by a majority vote of the holders of all outstanding shares of Capital Stock and a majority vote of the holders of all outstanding shares of Class B Stock. Any action taken, authorized or approved by the Board of Directors of the Company must be authorized and approved by a majority of directors elected by the holders of shares of Class B Stock, as well as a majority of all directors.

         The relative rights of the Class A Stock and Class B Stock described above ensure that the current Class B stockholders of the Company, and in particular, Walter Small, will continue to control the management of the Company and have the right to prevent any significant change in the structure, business and affairs of the Company.

         Other than as noted above and with regard to conversion rights, the Company's Certificate of Incorporation provides that each share of Common Stock has the same rights, privileges, interests, and attributes, including the right to one vote on all matters and is subject to the same limitations as every other share of Common Stock.

Dividends

         The Company has never declared or paid, nor does it have any present intention to declare or pay cash dividends on its Class A Stock or Class B Stock.

Stockholders

         As of March 31, 1996 the Company had 295 record holders of Class A Common Stock and 15 record holders of Class B Common Stock.

            ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial conditions. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

         Discontinued Operations

         The Company's wholly-owned subsidiary, CPU (NY) discontinued classed and ceased New York school operations effective December 31, 1989. Another wholly-owned subsidiary, Commercial Programming Unlimited of Philadelphia, Inc. ceased operations at its Philadelphia school on October 15, 1990.

         The Company had purchased mainframe and peripheral computer equipment which had been leased to various corporations. The Company received revenues therefrom until August, 1993 at which time the Company effectively ceased its computer leasing business segment.

         The leasing and subletting of the facility at the former New York School Operation had been treated as a separate business segment. As a result of the surrender of the New York premises to the landlord, and the granting by the landlord of a release to CPU (NY) of all remaining obligations under the lease, the Company effectively discontinued its premises and equipment leasing business segment at its New York facility in May, 1995.

         As at December 31, 1995, the Company's only remaining business segment is the food service and franchising business commenced in April, 1993.

         Continuing Operations

         The 1995 losses were principally attributable to the failure of the Company's efforts to develop Company- owned stores, problems related to the acquisition through investment and loans of a 50% ownership in Gourmet Carts, Inc., and the legal fees incurred in the various law suits. The 1995 results of operation are discussed below (see Discussion of Results of Continuing Operations-1995 compared to 1994).

         Despite the continuing losses, the Company still retains significant liquid resources. Current assets at December 31, 1995 were $2,100,900 while current liabilities were only $158,379. Cash, U.S. Treasury Securities, marketable securities, and long-term certificates of deposit totalled $2,643,222 at December 31, 1995.

         The Company, through its subsidiaries, intends to continue to seek to develop franchised stores under the names of Sir Pizza and Sir Subs and Pizza throughout Florida, the United States and overseas.

         As a result of the interest generated by the Company's mobile pizza cart, with a self-contained power source, at the Pizza Trade Show in Las Vegas in late February, 1996, and at the International Trade Show convention in Washington, D.C. in early March, 1996 the Board of Directors decided that the Company should open its own cart manufacturing plant; the Company is currently in the process of manufacturing the carts at its Florida facilities. The Company intends to produce and market the pizza carts through a newly organized wholly-owned subsidiary, Custom Carts.

         In 1996, the Company decided to enter into a new business segment: the development, marketing and production of nanocomposite coatings. ASE was formed to operate this new line of business. Dr. Todd Schlesinger, stepson of the Company's President and Chairman of the Board, became Vice-President of Operations of ASE. Dr. Schlesinger was able to obtain from his previous employer the patent rights to a self-lubricating coating which he had developed while working for his doctorate and later for his employer. In addition to this self-lubricating coating, Dr. Schlesinger has also developed five other proprietary coatings for use by ASE. The Company intends to market these coatings as soon as the patent and trademark registrations have been completed.

         Discussion of Results of Continuing Operations - 1995 compared to 1994

         In 1995, the Company sustained a gross profit(loss) on the one remaining restaurant of ($61,393) compared to a gross profit (loss) of ($233,719) in 1994. Two of the Company-owned restaurants were closed in July, 1994. Other income from franchise fees, royalties and consulting fees aggregated $94,054 for 1995, compared to $138,509 for 1994. Such decrease was primarily attributable to the discontinuance in 1995 of consulting fees received in 1994 from the Company's 50% owned affiliated company, Gourmet Carts, Inc.

         In July, 1994, the Company closed the two Margate and Oakland Park, Florida restaurants and abandoned plans to build any additional restaurants. The obligations for future occupancy costs and related expenses and the projected loss on the improvements and equipment aggregated $567,226, which was reflected as a loss in 1994. This provisions was increased by $11,626 in 1995 to reflect the loss on sale of land at a proposed site in Palm Beach, Florida offset by revisions to the aforementioned estimates.

         In April, 1994, a wholly-owned subsidiary of the Company entered into an agreement with the investors of a portable pizza oven to form a corporation, Gourmet Carts, Inc. to produce and market the oven and related carts. The Company's subsidiary acquired a 50% interest in Gourmet Carts, Inc. Gourmet Carts, Inc. sustained an operating loss of $361,000 in 1994. As a result of these losses, litigation with the investors, and other matters pertaining to the oven, the Company in 1994 wrote off its investment in and advanced to Gourmet Carts, Inc., sustaining a loss of $441,993.

         General and administrative expenses decreased in 1995 by 4.6% over 1994. This decrease is primarily the result of the decrease in general operating expenses due to the downsizing of the operations, offset partially by the increase over the 1994 period in legal fees incurred in connection with various litigation involving Donald Ryan, SP Unlimited, Inc. and Gourmet Carts, Inc.

         Depreciation and amortization decreased by $45,003 in 1995 over 1994 due to the closing of two restaurants in 1994.

         Interest income declined from $215,333 in 1994 to $174,692 in 1995 primarily due to a decrease in available liquid resources.

         Interest expense for 1995 decreased by $28,041 compared to 1994, since the prior year was burdened by interest incurred in connection with a settlement of prior tax liabilities.

         A majority of the long-term certificates of deposit were redeemed during 1995 and the proceeds were invested in U.S. Treasury securities. Charges of $42,890 were incurred during the year as a result of such early redemptions.

         The tax provisions for 1995 and 1994 reflect state and local taxes for the current years. In 1995, a settlement of a prior tax obligation resulted in $34,129 decrease in a previously recorded liability.

         As a result of the foregoing, the after tax loss from continuing operations was $890,621 compared to a loss of $2,074,333 in 1994.

         Discussion of Results of Continuing Operations - 1994 compared to 1993

         In 1994, the Company sustained a gross profit (loss) on the two restaurant operations of ($233,719) compared to a gross profit (loss) of ($80,988) in 1993. Two of the Company-owned restaurants were closed in July 1994. Other income from franchise fees, royalties and consulting fees aggregated $138,509 for 1994, compared to $98,761 for 1993. Such increase was primarily attributable to consulting fees receiving from the Company's 50% owned affiliated company, Gourmet Carts, Inc.

         There were no computer equipment rentals in 1994, as a result of the expiration in August 1993 of the Company's only remaining computer lease. The equipment was sold in August 1993 and the Company realized a gain of $127,568 on the disposition of the equipment.

         In July 1994, the Company closed the two Margate and Oakland Park, Florida restaurants and abandoned plans to build any additional restaurants. The obligation for future occupancy costs and related expenses and the projected loss on the improvements and equipment aggregated $567,226, which was reflected in 1994.

         In April 1994, a wholly-owned subsidiary of the Company entered into an agreement with the inventors of a portable pizza oven to form a corporation, Gourmet Carts, Inc. to produce and market the oven and related carts. The Company's subsidiary acquired a 50% interest in Gourmet Carts, Inc. Gourmet Carts, Inc. sustained an operating loss of $361,000 in 1994. As a result of these losses, litigation with the inventors, and other matters pertaining to the oven, the Company in 1994 wrote off its investment in and advances to Gourmet Carts, Inc., sustaining a loss of $441,993.

         General and administrative expenses increased in 1994 by 8.7% over 1993. This increase is primarily the result of the added expenses attributable to the new restaurant and franchising business being conducted in Florida since April 30, 1993.

         Depreciation and amortization increased by $33,156 in 1994 over 1993 due to the restaurant and franchising business operating for a full year as opposed to only eight months in 1993.

         Interest income declined from $277,343 in 1993 to $215,333 in 1994 primarily due to a decrease in available cash balances offset partially by an increase in short-term interest rates.

         The tax provision for 1994 reflects state and local taxes for the current year.

         As a result of the foregoing, the after tax loss from operations was $2,130,496 compared to a loss of $297,013 in 1993.

         Liquidity and Capital Resources

         Cash increased during 1995 by $226,428 to $992,189. The net increase in cash is principally attributed to cash provided by investing activities ($1,280,669) offset by cash used by operating activities $1,035,647).

         The Company continues to invest its liquid assets in interest-bearing accounts and instruments (primarily, U.S. Treasury Securities and certificates of deposit with federally-insured banks). However, until the Sir Pizza operations generate profits, or the Company finds other business opportunities to generate profits, the Company will be unable to report any material profits on its financial statements.

         Inflation

         Inflationary factors in recent years have not had a significant effect on the Company's operations. As long as the Company continues to hold U.S. Treasury Securities, certificates of deposit and other interest bearing instruments, changes in interest rates will have a significant impact on such interest income.

                          ITEM 7. FINANCIAL STATEMENTS

         The financial statements are incorporated herein by reference and are filed as a part of this Report.

              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None

                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Corporate Developments Subsequent to December 31, 1995

         On February 20, 1996, Mr. Al-Omari resigned as President of the company, and was replaced by Walter Small; Mr. Al-Omari became President of UFOI and Custom Carts. At that time, Mr. Alan Wachtel was granted options to acquire up to 200,000 shares of the Company's Class A shares at a price per share of $.45. The options may be exercised on a cumulative basis at the rate of 40,000 per year over a five year period and are subject to certain other restrictions and the execution and delivery of a Stock Option Agreement. The options were not granted pursuant to the "Universal Franchise Opportunities Corp. Incentive Stock Option Plan" (effective June 1, 1993).

         In February, 1996, the Company decided to enter into a new business segment: the development, marketing and production of nanocomposite coatings. A new subsidiary, Advanced Surface Engineering, Inc. was formed to operate this new line of business. Dr. Todd Schlesinger, stepson of the Company's president and Chairman of the Board, became Vice-President of Operations of ASE. Dr. Schlesinger was able to obtain from his previous employer the patent rights to a self-lubricating coating which he had developed before being employed and constituted the subject matter of his doctoral thesis. Subsequent work had been performed while working for his previous employer. In addition to this self-lubricating coating, Dr. Schlesinger has also developed five other proprietary coatings for use by ASE. The Company intends to market these coatings as soon as the patent and trademark registrations have been completed. Dr. Schlesinger's base remuneration ($60,000) is at the same rate at which he was being compensated by his previous employer. He is to be paid additional compensation predicated on the performance of this new business segment.

         On March 25, 1996, Mr. Al-Omari resigned as President of UFOI and Custom Carts and was replaced by Mr. Walter Small. Mr. Al-Omari was elected Executive Vice President of each of those subsidiary corporations.

         As at December 31, 1995*, the Company's Directors, executive officers and their respective ages are as follows:




- ---------------

*Prior to December 31, 1995 Mr. Gubin's term as a director expired and Mr. Ronald Berkley's term as a director and officer of the Company was terminated.

               Name                    Age            Position
               ----                    ---            --------

               Walter Small             65            Chairman

               Mohamad Al-Omari         37            President

               Myrna Small              58            Vice President

               Alan Wachtel             66            Director

         Walter Small has served as a principal executive officer and as a Director of the company since 1964 and has been President of the Company since 1967, and Chairman of SPU since 1993.

         Mohamad Al-Omari, Vice President of SPU, was Director of Operations for Premiere Franchise Corporation, the predecessor of SPU, from 1992 through its acquisition by SPU in 1993. He has been a food industry veteran for the last 15 years. From 1980 to 1985 he held various management positions with Krystals in Chattanooga, Tennessee. From 1985 to 1987 he was Director of Operations for Shape Shop, a Canadian chain of sports shops. In 1987 he was named Operations Manager for QSR, Inc. of Fort Lauderdale, Florida, a chain which became Miami Subs. In 1990 he became a Master Franchisee for Miami Subs in New York City. He joined Premier Franchise Corporation as Director of Operations for Sir Pizza in 1992. He participated in the opening of numerous fast food restaurants in the past 4 years.

         Myrna Small has served as a Vice President of the Company since December 4, 1979 but only devoted a limited amount of her time to these activities. Mrs. Small's services as a paid employee were terminated on December 31, 1994 in an effort to further reduce overhead costs. For more than the past five years Mrs. Small has served as Chief Executive officer and sole shareholder of Henry S. Nassberg, Inc., a insurance brokerage firm. Mrs. Small is the wife of Walter Small.

         Alan Wachtel, a Director of the Company since December 1994, has over fifty years of various business experience including investment and ownership of one of the earliest fast-food franchises in the country. For six years he was connected with the Chock Full of Nuts Organization, and most recently, in 1972, he founded the Wachtel Mechanical Devices Corp., which he continues to own and direct.

         The terms of office of all Directors of the Company are from the time of election until the next Annual Meeting of Shareholders of the Company, as provided in the Company's By-laws. All officers hold office at the pleasure of the Board of Directors.

         Compliance with Section 16 of the Act

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock. Directors, officers and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on review of the copies of these forms furnished to the Company, and representations that no Forms 5 were required, the Company believes that during the past two fiscal years all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with in 1995.

                         ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth, in summary form, the compensation paid by the Company for the fiscal years ended December 31, 1995, 1994, and 1993 for services rendered in all capacities to (a) the Company's Chief Executive Officer and the other executive officers of the Company or its subsidiaries, servicing as executive officers as of December 31, 1995; (b) the stock options granted to such executives in 1995; and (3) exercise and year-end value information pertaining to stock options rights granted to such executives. No stock appreciation rights were granted by the Company.

                                        Annual Compensation              Long Term Compensation
                                        -------------------              ----------------------
                                        --------------------------------------------------------------------
Name of Individual or                   Year         Salary                 Bonus(2)             Option
Number of Persons in Group                            (1)                  & other             Awards (4)
                                                                         compensation(3)     (No. of Shares)
- ------------------------------------------------------------------------------------------------------------
Walter Small                            1995       $139,878                    0(6)                0
President, Treasurer                    1994        282,913(5)                 0(6)                0
and a Director                          1993        279,273(5)                 0(6)                0
Chairman of SPU

Mohamad Al-Omari                        1995       $ 70,000               25,000(2)(7)             0
Vice President--Operations of SPU       1994         69,615               20,563(7)                0
                                        1993         38,077                7,000(7)          100,000(4)

Myrna Small                             1995       $    678                    0                   0
Vice President                          1994         17,164(8)                 0                   0
                                        1993         17,500                    0                   0

     (1) Reflects salary actually paid in the year indicated, even if a portion of the amount paid in such year relates to salary earned in a prior year.

     (2) No bonuses of any type were granted or paid in or form 1995, 1994, or 1993, except that Mr. Al-Omari received a bonus of $6,125 in 1994 and $25,000 in 1995.

     (3) None of the executive officers listed received pre-requisites or other personal benefits, securities or property that exceeded the lesser of $50,000 or 10% of the salary for such officer if each year, except for the Stock Options described in such table.

     (4) Reflects Non-Qualified Stock Options granted to such officers under Options granted to such officers under Option Agreements therewith, as described below under "Option Agreements" and "Option Grants". The Company's Stockholders also adopted an Incentive Option Plan at the Annual Meeting thereof on July 14, 1993 effective as of June 1, 1993, although no options have been granted thereunder (See "Incentive Stock Option Plan" below).

     (5) Excludes $17,500 paid by the Company to Myrna Small as compensation for services rendered as a Vice president in each of 1994 and 1993.

     (6) The Company owns a 1986 Mercedes 560 for the use of Mr. Small and pays insurance, maintenance and all expenses related to such automobile. The Company has allocated 10% ($845) of the annual cost of such car used by Mr. Small as being for the personal use of Mr. Small for the year ended December 31, 1995.

     (7) During 1993 Mr. Al-Omari received $7,000 towards compensation earned or to be earned from the consulting agreement with "The Exhibition" described below under "Employment and other Agreements", $14,438 thereunder in 1994 and $988 thereunder in 1995 which amount represents the balance due from 1994. This consulting agreement has expired. Mr. Al-Omari also received a bonus of $6,125 in 1994 and $25,000 in 1995. Mr. Al-Omari also receives a non-accountable expense allowance of $300 per month to be applied towards, or in lieu of, rental of an automobile for business purposes, which amount is not included in this table. See "Employment and Other Agreements".

     (8) Does not include premiums paid by the Company on insurance placed for the Company by an insurance brokerage firm of which Myrna Small, a Vice President and wife of Walter Small, is Chief Executive Officer and sole shareholder in the amount of $12,003 in 1995, $11,134 in 1994 and $18,734 in 1993.

     Option Grants

     In February, 1996, Alan Wachtel was granted an option to acquire up to 200,000 shares of the Company's Class A Common Stock at a price of $.45 per share; the options are exercisable on a cumulative basis as to 40,000 shares per year; the options are subject to various restrictions. The following tables summarize grants during 1995 of stock options and awards outstanding at year end 1995. For further information with regard thereto, see "Option Agreements" below. None of such options were under the Company's Incentive Stock Option
Plan:

                                         % of Total Option
                           Option            Granted to        Exercise            Market Price on        Expiration
                           Granted           Employees         or Base (2)           Grant Date            Date (4)
Name                       (#)(1)             in 1993         Price (S/Sh)          ($/Sh) (3)
Mohamad Al-Omari          100,000              28.6             $0.875                $1.5625             10/11/2003
Jonathan Gubin              --                  --                --                    --
Donald Ryan               250,000(5)           71.4             $0.875                $1.5625             10/11/2003

     (1) The options were granted to a five-year vesting period, with 20% of the options granted becoming exercisable on each anniversary of the grant date, for five years.

     (2) The exercise price obligations related to exercise may be paid by deliver of already owned shares, subject to certain conditions. The aggregate number of shares of Common Stock which may be purchased pursuant to the Options, and the cash consideration payable per share on exercise of an Option, shall be proportionally adjusted in the event of a subdivision or consolidation of shares or other capital adjustment, the payment consolidation of shares or other capital adjustment, the payment of a stock dividend, or other increase or decrease of the number of shares of the Common Stock outstanding, without receiving compensation therefor in money, services or property. The exercise price of the options not yet vested and previously granted to Mr. Al-Omari's has been reduced to $.45 per share.

     (3) Represents the mean between the closing bid and asked prices of the shares as quoted on NASDAQ on the date of grant.

     (4) The options were granted for terms of 10 year, subject to earlier termination upon the termination of an optionee's employment or retirement. If the Company purchases or is purchased by any corporation in any merger, or consolidation and if the holders of the Company's Common Stock receive cash or debt securities not convertible into equity securities of the surviving or resulting corporation, the Options shall terminate, except that in such event, immediately prior to the consummation thereof, all Options granted may be exercised.

     (5) These options were cancelled by the Company in 1995 in part because Mr. Ryans' activities were determined by the Board of Directors not to be in the best interest of the Company. See also "Item 3. Legal Proceedings".

     Aggregate Option Exercises in 1995

     No stock options were exercised by any executive in 1995.

     Employment and Other Agreements

     In July, 1993, the Company entered into a new Employment Agreement with Mr. Small to become effective upon the expiration of his previous agreement on October 1, 1993. Such Agreement provides for an annual salary of $279,292.78 (based on his then effective salary), plus increases to reflect increases in the cost of living index and an incentive bonus equal to 2% of the Company's pre-tax profits after the end of any fiscal year in which the Company's pre-tax profits exceed $1,000,000. Mr. Small's agreement expires on September 30, 2000. In January 1995 Mr. Small voluntarily agreed to reduce his base salary during 1995 to $200,000 per annum; in March 1995, Mr. Small's salary was further voluntarily reduced to $100,000.

     SPU entered into an Employment Agreement with Mohamad Al-Omari, as of May 1, 1993, pursuant to which the Company employed Mr.Al-Omari as Vice President of Operations of SPU, for a salary of $5,000 per month, which was increased to $5,833 as of January 2, 1994. Such Agreement entitles Mr. Al-Omari to the use of an automobile for purposes of the Company's business; provided, however, that the total cost thereof (including leasing or other payments) shall not exceed $300 per month. Mr. Al-Omari's employment is on a month to month basis, and can be terminated, without any additional compensation, either without cause upon ninety days notice by either Mr. Al-Omari or the Company, or for cause, as specified in such agreement (which, among other things, includes cessation of the business of SPU). SPU also agreed to grant Mr. Al-Omari additional compensation representing consulting fees with respect to the transaction with "The Exhibition", which consulting arrangement has expired. During 1995 Mr. Al-Omari received $9,188 representing the balance of consulting fees from such arrangement in 1994, and a $25,000 bonus.

     None of such employment agreements provides for any additional payments to be made to any such employee upon termination of his employment, except for accrued salary and any incentive bonus that he would otherwise be entitled to, pro-rated through the date of termination. Each of such agreements provides that the Board of Directors of the Company may grant annual bonuses in an amount the Board of Directors deems reasonable and appropriate. Each of such Employees shall be entitled to participate in such health and medical benefit programs of the company, and such vacation time, as may be established by the Board of Directors of the Company from time to time. In the past, the Board of Directors, in making bonus determinations, has generally considered the accomplishments and responsibilities of such executives, as well as the revenues, profits and losses of the Company, during such year. Except for the foregoing and as mentioned in the foregoing paragraphs with regard to incentive bonuses, in the event that the criteria for profitability referred to therein are met, the company has no formal plan or criteria for the granting of bonuses. No bonuses were granted for 1995, other than $25,000 to Mohamad Al- Omari.

     Although Myrna Small, a Vice President, has received an annual salary of $17,500 per year, such salary has been voluntarily waived in 1995, pursuant to a resolution of the Board of Directors of the Company.

     Until July, 1993, the Company had a policy of paying outside Directors $250 for each meeting attended. In July, 1993, the Directors superseded such policy, by voting that Mr. Gubin be compensation for his services as a non-employee director, at a rate of $5,000 per year, which includes all meetings and activities by Mr. Gubin as a Director. Mr. Gubin received a total of approximately $2,500 in 1995 as a result of the foregoing, together with reimbursement of certain expenses.

     Option Agreements

     On April 30, 1993, in connection with the PFC Acquisition, the Company entered into a Stock Option Agreement with Donald Ryan, pursuant to which the Company granted Mr. Ryan options, at a price of $.875 per share to purchase an aggregate of 250,000 shares of the Company's Class A Common Stock, exercisable on a cumulative basis with regard to 50,000 shares each at the end of each year for five years. Such options expire on April 30, 103, unless otherwise terminated as provided therein. Piggy-back registration and anti-dilution rights for the option shares were also granted pursuant to such Agreement. As discussed above, Mr. Ryan's employment with the Company was terminated, although Mr. Ryan as commenced an arbitration proceeding to challenge such termination which resulted in an award to the Company. "Item 3-Legal Proceedings".

     On October 12, 1993, the Company entered into a Stock Option Agreement with Mohamad Al-Omari, pursuant to which the Company granted Mr. Al-Omari options, at a price of $.875 per share (reduced to $.45 per share as to options that have not yet vested) to purchase an aggregate of 100,000 shares of the Company's Class A Common Stock, exercisable on a cumulative basis with regard to 20,000 shares each at the end of each year for five years. Such options expire on October 12, 2003, unless otherwise terminated as provided therein. Piggy-back registration and anti-dilution rights for the option shares were also granted pursuant to such Agreement.

     In February, 1996, the Company Alan Wachtel, a director of the Company, options to purchase up to an aggregate of 200,000 shares of the Company's Class A Common Stock at a price of $.45 per share. The options are exercisable on a cumulative basis with regard to 40,000 shares each at the end of each year for five years. The options are subject to certain restrictions, in the event of liquidation and otherwise.

     Stock Option Plan

     On May 14, 1993, the Board of Directors of the Company adopted the Company's Incentive Stock Option Plan (the "Plan"), effective June 1, 1993, which Plan was approved by the stockholders at their Annual Meeting in July 1993.

     The Plan provides for the grant to officers (including executive officers) and key employees of the company and its subsidiaries of incentive stock options ("ISOs") and non-qualified stock options for the purchase of Class A Common Stock. The purposes of the Plan are to aid the Company in attracting and retaining highly capable employees and to enable selected key employees of the Company and its subsidiaries to acquire or increase ownership interests in the Company on a basis that will encourage them to use their best efforts to promote the growth and profitability of the Company.

     200,000 shares of Class A Common Stock have been reserved for issuance upon exercise of options granted under the Plan. If an option terminates for any reason without being exercised, then the shares represented by such option will be available for the further grant of options. The authorized number of shares of Class A Common Stock is subject to adjustment in the event of certain changes in CPU's (now Universal Franchise Opportunities Corp. or "UFOC") capitalization.

     Generally, all options are exercisable, commencing one year after the respective dates of grant, to the extent of a cumulative 25% of the shares subject to a particular option during each of the next four years, provided that no option may be exercised prior to six months from the date of grant thereof. The option price for each option granted under the Plan may not be less than 100% of the fair market value of the stock when the option is granted. For purposes of the Plan, the fair market value of the shares of Class A Common Stock on any date is generally the mean between the closing bid and asked prices of the shares as quoted on NASDAQ on such date (or the average, on such date, of the high and low sales prices of such shares in the principal market in which such shares are traded, if they are not then quoted on NASDAQ). The number of shares of Class A Common Stock covered by each Option and the Option Exercise Price will be adjusted in the event of stock splits, stock dividends or other capital adjustments. Payment for shares of Class A Common Stock upon the exercise of options is to be made in full within 10 business days after the date of exercise, in cash or in shares of Class A Common Stock owned by the optionee having a fair market value on the exercise date equal to the option price for the shares being purchased, or a combination thereof equal in the aggregate to the option price for the shares being purchased.

     In the event that UFOC entered into one or more agreements to dispose of all or substantially all of its assets, or UFOC stockholders dispose of or become obligated to dispose of 50% or more of the outstanding capital stock of UFOC other than to UFOC or one of its subsidiaries, in either case by means of a sale (whether as a result of a tender offer or otherwise), merger, reorganization or liquidation in one or a series of related transactions, then the exercisability of each option outstanding under the Plan shall be accelerated. In the event of such an acceleration event, any optionee with an option other than an ISO who is subject to the filing requirements imposed under
Section 16(a) of the 1934 Act with respect to UFOC shall receive a payment of cash equal to the difference between the aggregate fair value (as defined in the Plan) of the Class A Common Stock subject to accelerated option and the aggregate option exercise price of such shares. The foregoing payment to the optionee shall be in lieu of and in full discharge of any and all obligations of UFOC in respect of all subject options.

     No option under the Plan may extend more than 10 years from the date of grant and all options will terminate upon the optionee's termination of employment with additional exercise periods in the case of retirement, disability or death.

     The Plan will terminate at such time as all shares of Class A Common Stock available for the grant of options under the Plan have been acquired through exercise of options or at such earlier time as the Board of Directors may determine. No options may be granted under the Plan after May 31, 2003. The Plan may be amended by the Board of Directors without stockholder approval, except under certain specified circumstances.

     The Plan is to be administered by an Option Committee, which has not yet been established, consisting of three or more Directors to be designated by the Board, who are not eligible to receive Options under the Plan. The powers of the Option Committee would include the selection of participants to whom stock options are granted, the determination of the number of shares of Class A Common Stock which may be covered by stock options granted to any participant and the purchase price thereof.

     The Company has not granted any stock options under the Plan, but, as described above under "Option Agreements" and under "ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", the Company has granted non-qualified Stock Options to Messrs. Ryan, Al-Omari and Wachtel under the terms described in the aforesaid section. The Company has terminated the unexercised options previously granted to Mr. Ryan; however, see Item 3. Legal Proceedings, for a discussion of the current status of the Company's litigation with Mr. Ryan regarding his termination.

     Indemnification Agreements

     In connection with the Company's reincorporation as a Delaware corporation in 1987, the Company entered into Indemnification Agreements with Messrs. Small and Marfatia, pursuant to which the Company agreed to indemnify such officers in the event of certain claims. The Board of Directors has also voted to specifically indemnify the Company's officers, in the manner provided by the Delaware General Corporation Law, in connection with certain legal actions which were pending during 1992 (including the currently pending stockholder's derivative action). In April 1993, the Board of Directors voted to provide revised agreements to all of its officers and directors, which agreements were entered into in July, 1993 with regard to the then serving directors. In December 1994, similar agreements were entered into with Messrs. Berkley and Wachtel. In 1996 similar indemnification was provided to Myrna Small and Dr. Todd Schlesinger. All of such agreements provide for indemnification to the fullest extent permissible under Delaware and federal law.

     Directors Meetings

     The Company held 16 meetings of its board of directors in 1995, at all of which all Directors were present in person or by telephone, except that Mr. Wachtel was not present at one meeting. The Board acted by written consent, after telephonic consultation among directors, on 10 occasions.

     Until July, 1993, the Company had a policy of paying outside Directors $250 for each meeting attended. In July, 1993, the Directors superseded such policy, by voting that Mr. Gubin be compensation for his services as a non-employee director, at a rate of $5,000 per year, which includes all meetings and activities by Mr. Gubin as a Director. Mr. Gubin received a total of approximately $2,500 in 1995 as a result of the foregoing, together with reimbursement of certain expenses. Mr. Gubin's term as a director expired on July 1, 1995.

     Certain Transactions

     Termination of Employment

     In January, 1995 Donald J. Ryan's employment with the Company and SPU was terminated. Mr. Ryan has commenced an arbitration proceeding to challenge, and seek damages in connection with, such termination. For further information with regard to such termination; the arbitration resulted in an award in favor of the Company. See "ITEM 3. Legal Proceedings" above. No termination or severance payments were made to Mr. Ryan.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 31, 1995, the beneficial ownership of the Company's Class A Stock and Class B Stock, as classes, and its Capital Stock, in the aggregate, by (i) each person known by the Company to own beneficially more than 5% of the Company's Class A Stock or Class B Stock, (ii) each person who has been a director or officer of the Company since the beginning of the last fiscal year, (iii) each Director of the Company, and (iv) all directors and officers as a group.

          Amount and Nature of Beneficial Ownership of Common Stock (1)

                                         Class A                                    Class B                          Combined (2)
                                         -------                                    -------                          ------------

Name & Address                   Shares            Percent of            Number of            Percent of             Total Shares
of Beneficial                    Owned             Class Owned           Shares Owned         Class Owned            & Percent
Holder
- -----------------------------------------------------------------------------------------------------------------------------------
Walter Small                     237,100             11,39%               551,900(4)             75.42%                789,000
300 E 56th Street                                                                                28.05%
Apt. 22L
N. Y., N.Y. 10022(3)

Myrna Small                           50                (6)                   100       (6)        150
300 E 56th Street
Apt. 22L
N. Y., N.Y. 10022(5)

Mohamad Al-Omari                     250(7)             (6)                    (6)       0         250
11211 S Military
Trail #2923
Boynton Bch,
Fl 33936

Alan Wachtel                     128,700(8)           6.18%                     0        0     128,700
78 Kings Court                                                                                     4.6%
Fort Lee, NJ 07024

All Directors &                  366,100(9)          17.60%               552,000    75.43%    918,100
Officers as a Group                                                                               32.6%

(FOOTNOTES FROM PREVIOUS PAGE)

     (1) Except as noted, all shares are beneficially owned, and the sole voting and investment power is held by the persons named. For the purposes of this table, a person is deemed to be the beneficial owner of shares which he has the right to acquire through the exercise of options currently exercisable, and in computing the percentage of the class owned by such person, such shares are deemed to be outstanding.

     (2) Combines the shares of Class A Stock and Class B Stock to be outstanding for the purpose of calculating the percent owned.

     (3) Does not include 50 shares of Class A Stock and 100 shares of Class B stock owned by Myrna Small, Mr. Small's wife, and 25 shares of Class A Stock owned by Deborah Small, Mr. Small's daughter, as to all of which Mr. Small disclaims beneficial ownership. Also does not include 60,000 shares of Class B Stock owned of record by Prafulla Marfatia, with respect to which Mr. Small has been granted an irrevocable proxy. The numbers shown reflect the conversion of 200,000 shares of Class B Common Stock to Class A Common Stock by Mr. Small during early 1995.

     (4) Mr. Marfatia has granted an irrevocable proxy to Mr. Small with respect to 60,000 shares of Class B Stock owned of record by Mr. Marfatia.

     (5) Does not include 237,100 Shares of Class A Stock and 551,900 Shares of Class B Stock owned by Walter Small, Ms. Small's husband, of which Ms. Small disclaims beneficial ownership.

     (6) Less than one (1%) percent.

     (7) Does not include stock options granted to Mr. Al-Omari to purchase an aggregate of 100,000 shares of the Company's Class A Common Stock, as described under "Option Agreements" below, none of which have yet vested. See "Option Agreements" and "Item 10--Executive Compensation".

     (8) Includes 2,200 shares held by Mr. Wachtel's wife, 9,400 held by Wachtel's wife's IRA and 10,000 held by Mr. Wachtel's wholly-owned corporation, with respect to all of which shares Mr. Wachtel disclaims beneficial ownership. Does not include stock options granted to Mr. Wachtel in February, 1996 to purchase an aggregate of 200,000 shares of the Company's Class A Common Stock, as described under "Option Agreements" below, none of which have yet vested. See "Option Agreements" below, none of which have yet vested.

     Shareholder's Agreement

     On November 7, 1985, the Company and Mr. Small and Prafulla Marfatia entered into a Shareholders' Agreement. Pursuant to such agreement, Mr. Marfatia has granted to Mr. Small an irrevocable proxy to vote the 128,040 shares (60,000 shares as of March 31, 1996) of the Company's Class B Stock owned by Mr. Marfatia as of the date of such agreement, in Mr. Small's sole discretion. As shares are sold to the public, they are released from this agreement and the number subject to its terms will decrease.

     Option Agreements

     See "Option Agreements" above with regard to Stock Options granted to Messrs. Ryan and Al-Omari.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     $12,003.87 in premiums was paid by the Company on insurance placed for the Company by an insurance brokerage firm of which Mrs. Myrna Small, a Vice President and wife of Walter Small, is Chief Executive Officer and sole shareholder. See also "ITEM 11. EXECUTIVE COMPENSATION", and, in particular, the footnotes thereto and the transactions and agreements described therein.

                                     PART IV

              ITEM 14(a): EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report.

     1.  Financial Statements

         (a)  Consolidated Balance Sheets as at December 31, 1995

         (b) Consolidated Statements of Income for the years ended December 31, 1994 and 1995

         (c) Consolidated Statements of Retained Earnings for the years ended December 31, 1994 and 1995

         (d)  Consolidated Statements of Stockholders' Equity

         (e) Consolidated Statements of Cash Flows for the years ended December 31, 1994 and 1995

         (f)  Notes to Consolidated Financial Statements

     2.  Exhibits

         (a) Schedule of Compilation of Net Income Per Share for Years Ending December 31, 1994 and 1995.

         (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the last quarter of the period covered by this Report:

                                      None

     Supplemental Information to be Furnished with Reports filed Pursuant to
Section 15(d) Of the Act by the Company which have not Registered Securities Pursuant to Section 12 of the Act:

     Neither annual report nor proxy statement for the year ending December 31, 1995, have been provided to security holders as of date hereof. The Company intends to provide both to security holders prior to its annual meeting and will furnish four copies of each to the Commission for its information as and if provided to security holders.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Universal Franchise Opportunities Corp.


                                               By:  s/Walter Small
                                                    ----------------------------
                                                    Walter Small, President

Dated:  April 15, 1996

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dated indicated.

Those signing below constitute a majority of the Directors of the Company.

s/Walter Small                 President, Treasurer &             April 15, 1996
- ---------------------------    Director (Principal Executive
(Walter Small)                 Officer and Principal financial
                               and Accounting Officer

s/Mohamad Al-Omari             Director and Vice President        April 15, 1996
- ---------------------------
(Mohamad Al-Omari)

                          INDEPENDENT AUDITOR'S OPINION




Board of Directors
Universal Franchise Opportunities Corp.


     We have audited the accompanying consolidated balance sheet of Universal Franchise Opportunities Corp. and its wholly-owned subsidiaries, as at December 31, 1995 and the related consolidated statements of income, retained earnings, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Franchise Opportunities Corp. and its wholly-owned subsidiaries as at December 31, 1995 and the results of their operations and their cash flows for each of the two years then ended in conformity with generally accepted accounting principles.


New York, New York
February 16, 1996

                                                  Goldman & Krinitz, CPA's, P.C.
                                                  Certified Public Accountants

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                      AS AT
                                DECEMBER 31, 1995

Current Assets
        Cash (Notes 1(B) and 1(C))                                         $   992,189
        U.S. Treasury Securities                                               992,886
        Marketable securities, at cost,
          which approximates market value                                        1,672
        Inventory (Note 1(F))                                                    8,477
        Prepaid income taxes                                                     6,153
        Prepaid expenses                                                        48,931
        Other receivables                                                       50,492
                                                                           -----------
                 Total Current Assets                                        2,100,800
                                                                           -----------
Property and Equipment (Notes 1(D) and 1(G))
        Restaurant improvements and equipment                                  157,807
        Vehicular and office equipment                                          74,936
                                                                           -----------
                                                                               232,743
Less: Accumulated depreciation and
          amortization                                                         108,295
                                                                           -----------
        Total Property and Equipment                                           124,448
                                                                           -----------
Other Assets
        Certificates of deposit, (Notes 1(B) and 1(C))                         656,475
        Franchise rights, net of amortization
          (Notes 1(D) and (H))                                                 292,264
        Asset acquisition costs, net of amortization                            13,262
        Restaurant and vehicular equipment held for
          resale (Note 4)                                                       40,880
        Security deposits                                                       30,246
                                                                           -----------
                 Total Other Assets                                          1,033,127
                                                                           -----------
                 Total Assets                                              $ 3,258,375
                                                                           ===========

The accompanying notes to the financial statements are integral parts of this report and should be read in conjunction herewith.

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                      AS AT
                                DECEMBER 31, 1995

Current Liabilities
        Current portion of long-term debt (Note 3)              $    20,139
        Accounts payable                                            118,240
        Deferred income (Note 1(I))                                  20,000
                                                                -----------
                 Total Current Liabilities                          158,379

Long-term debt, less current portion
        above (Note 3)                                               41,363
                                                                -----------
                 Total Liabilities                                  199,742
                                                                -----------

Commitments and Contingencies (Note 8)
Stockholders' Equity (Note 9)
        Preferred stock, par value $.10
                 per share - authorized 100
                 shares - no shares issued and
                 outstanding                                           -
        Common stock, Class A par value,
                 $.025 per share - authorized
                 5,000,000 shares - 2,081,190
                 shares issued and outstanding                       52,030
        Common stock, Class B, par value,
                 $.025 per share - authorized
                 2,000,000 shares - 731,790
                 shares issued and outstanding                       18,294
        Additional paid in capital                                3,356,135
        Retained earnings (deficit)                             (   367,826)
                                                                -----------
                 Total Stockholders' Equity                       3,058,633
                                                                -----------
                 Total Liabilities and
                 Stockholders' Equity                           $ 3,258,375
                                                                ===========

The accompanying notes to the financial statements are integral parts of this report and should be read in conjunction herewith.

                     UNIVERSAL FRANCHISE OPPORTUNITIES CORP.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                               For the years ended December 31,
                                                               --------------------------------
                                                                    1994              1995
                                                                    ----              ----
Operating Revenues
      (excluding discontinued operations-Note 2)
      Restaurant sales                                           $  698,222        $  365,337
      Franchise fees                                                 56,155            60,347
      Consulting fees - franchisees                                  16,661            33,413
      Consulting fees - affiliated company                           64,598              -
      Other                                                           1,095               294
                                                                 ----------        ----------
                                                                    836,731           459,391
                                                                 ----------        ----------

Expenses (excluding discontinued operations Note 2)
      General and administrative expense                          1,046,157           997,884
      Restaurant cost of sales                                      931,941           426,730
      Depreciation and amortization -
        restaurant improvements and
        equipment                                                    64,188            17,660
      Amortization - franchise rights                                23,700            23,700
      Depreciation and amortization -
        other                                                        12,425            13,950
      Provision for loss on store closings
        (Note 4)                                                    567,226            11,626
                                                                 ----------        ----------
                                                                  2,645,637         1,491,550
                                                                 ----------        ----------

Operating profit (loss)                                         ( 1,808,906)      ( 1,032,159)
                                                                 ----------        ----------

Other Income (Expense)
      Interest income                                               215,333           174,692
      Interest expense                                          (    33,777)      (     5,736)
      Charges on redemption of
        certificates of deposit                                        -          (    42,890)
      Provision for doubtful accounts                                  -          (    15,399)
      Loss on investment in and advances to
        Gourmet Carts, Inc., an affili-
        ated company (Note 5)                                   (   441,993)             -
                                                                 ----------        ----------
                                                                (   260,437)          110,667
                                                                 ----------        ----------
Loss before income and franchise
      taxes (excluding discontinued operations)                 ( 2,069,343)      (   921,492)
Provision for income and franchise
      taxes (Notes 1(E) and 6)                                        4,990       (    30,871)
                                                                 ----------        -----------

Income (loss) from continuing operations                        ( 2,074,333)      (   890,621)
Income (loss) from discontinued operations,
      net of income tax provisions of -0-                       (    56,163)      (   241,499)
                                                                 -----------       ----------
Net income (loss)                                               ($2,130,496)      ($1,132,120)
                                                                 ==========        ==========

Per Share of Common Stock (Note 10)
      Income (loss) from continuing operations                  ($     0.74)      ($     0.32)
                                                                 ==========        ==========
      Income (loss) from discontinued operations                ($     0.02)      ($     0.08)
                                                                 ==========        ==========
      Net Income (loss)                                         ($     0.76)      ($     0.40)
                                                                 ==========        ==========
Average Common Shares Outstanding                                 2,812,980         2,812,980
                                                                 ==========        ==========

The accompanying notes to the financial statements are integral parts of this report and should be read in conjunction herewith.

                     UNIVERSAL FRANCHISE OPPORTUNITIES CORP.

                                AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)

                                                                               For the years ended December 31,
                                                                               --------------------------------
                                                                              1994                           1995
                                                                              ----                           ----
Beginning of year                                                         $ 2,894,790                    $   764,294

Consolidated net income (loss) for year                                    (2,130,496)                    (1,132,120)
                                                                          -----------                    -----------

End of year                                                               $   764,294                    $  (367,826)
                                                                          ===========                    ===========

The accompanying notes to the financial statements are integral parts of this report and should be read in conjunction herewith.

                     UNIVERSAL FRANCHISE OPPORTUNITIES CORP.

                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     Capital Stock                Additional
                               Number of                           Paid in             Retained
                                Shares          Amount             Capital             Earnings              Total
                                ------          ------             -------             --------              -----
Balance - January
     1, 1994                   2,812,980       $  70,324         $ 3,356,135         $ 2,894,790          $ 6,321,249

Net Income (Loss) -
     1994                                                                             (2,130,496)          (2,130,496)
                             -----------       ---------         -----------         -----------          -----------

Balance - December
     31, 1994                  2,812,980          70,324           3,356,135             764,294            4,190,753

Net Income (Loss) -
     1995                                                                             (1,132,120)          (1,132,120)
                             -----------       ---------         -----------         -----------          -----------

Balance - December
     31, 1995                  2,812,980       $  70,324         $ 3,356,135         $  (367,826)         $ 3,058,633
                             -----------       ---------         -----------         -----------          -----------

The accompanying notes to the financial statements are integral parts of this report and should be read in conjunction herewith.

                     UNIVERSAL FRANCHISE OPPORTUNITIES CORP.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For the years ended December 31,
                                                                                       --------------------------------
                                                                                         1994                    1995
                                                                                         ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                ($ 2,130,496)           ($1,132,120)
   Adjustments to reconcile
    net income to net cash (used in) provided
    by Operating Activities
      Depreciation and amortization                                                      164,808                 66,999
      Loss on abandonment of leasehold                                                      -                   155,244
      Amortization of discount on
       U.S. Treasury securities                                                             -               (    59,466)
      Provision for loss on investments in and
       advances to Gourmet Carts, Inc., an
       affiliated company                                                                441,993                   -
      Provision for writedown of assets in
       connection with store closings                                                    476,025                 13,909
      Changes in certain current assets
       and liabilities
       Inventory                                                                           7,980            (     3,944)
       Prepaid income taxes                                                                1,910                  7,409
       Prepaid expenses                                                                    9,378            (    36,262)
       Other receivables                                                                  91,431                 38,830
       Accounts payable                                                                   19,592            (    54,791)
       Income taxes payable                                                                3,942            (    31,455)
       Deferred income                                                                    10,000                   -
                                                                                     -----------             ----------
Net Cash Provided (Used) by Operating
   Activities                                                                       (    903,437)           ( 1,035,647)
                                                                                     -----------             ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of long-term certificates of deposit                                    (    967,837)                  -
   Purchase of U.S. Treasury Securities                                                     -               ( 1,911,075)
   Maturity of U.S. Treasury Securities                                                     -                   977,655
   Redemption of certificates of deposit                                                 293,000              2,095,726
   Purchase of property, equipment and
      construction in progress                                                      (    158,920)           (    28,762)
   Sale of restaurant equipment and land                                                    -                   148,421
   Investment in and advances to Gourmet
      Carts, Inc., an affiliated company                                            (    441,993)                  -
   Decrease (increase) in security
      deposits                                                                      (        431)           (     1,296)
   Increase (decrease) in tenants security
      deposits payable                                                              (     55,458)                  -
                                                                                     -----------             ----------
Net Cash Provided (Used) by Investing
   Activities                                                                       (  1,331,639)             1,280,669
                                                                                     -----------             ----------

The accompanying notes to the financial statements are integral parts of this report and should be read in conjunction herewith.

                     UNIVERSAL FRANCHISE OPPORTUNITIES CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                                For the years ended December 31,
                                                                                --------------------------------
                                                                                 1994                    1995
                                                                                 ----                    ----
 CASH FLOWS FROM FINANCING ACTIVITIES:

   Reduction of long-term debt                                              ($    17,173)             ($   18,594)
   Due to officer                                                                150,000                     -
   Repayment of loan to officer                                             (    150,000)                    -
                                                                             -----------               ----------
Net Cash Provided (Used) by
   Financing Activities                                                     (     17,173)             (    18,594)
                                                                             -----------               ----------
Net Increase (Decrease) in Cash
   and Certificates of Deposits                                             (  2,252,249)                 226,428

Cash and Certificates of Deposit
   at Beginning of Year                                                        3,018,010                  765,761
                                                                             -----------               ----------
Cash and Certificates of Deposit
   at End of Year                                                            $   765,761               $  992,189
                                                                             ===========               ==========
Supplemental Cash Flow Information

Interest paid                                                                $    33,777               $    5,736
Income taxes paid (refunded)                                                ($     2,243)             ($    6,634)

The accompanying notes to the financial statements are integral parts of this report and should be read in conjunction herewith.

                     UNIVERSAL FRANCHISE OPPORTUNITIES CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

   (A) Consolidation Policy

       The consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries, Commercial Programming Unlimited, Inc., (NY) ("CPU (NY)"), CPU of Florida, Inc., S.P. Unlimited, Inc., ("SPU") and Universal Franchise Operations, Inc. (formerly S.P. Acceptance Corporation). Material intercompany accounts and transactions have been eliminated in consolidation.

   (B) Cash and Cash Equivalents

       The Company considers as cash equivalents all highly liquid investments with an original maturity date of one year or less.

   (C) Concentrations of Credit Risk

       The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and certificates of deposit. The Company's cash and certificates of deposits are placed with high quality financial institutions. It is the Company's policy to limit the amount of credit exposure to any one institution.

   (D) Acquisition of Business

       On April 30, 1993, the Company's wholly-owned subsidiary, S.P. Unlimited, Inc., (SPU) acquired substantially all the assets of Premier Franchise Corporation (formerly called the Salad Bar Corporation) and SPFC, Inc., consisting principally of franchise rights, restaurant improvements and equipment for an aggregate consideration of $498,000 (consisting of $351,000 of cash and the assumption of $147,000 of notes payable).

   (E) Income Taxes

       Taxes are provided for all items included in the statement of income regardless of the period in which such items are reported for tax purposes. Deferred taxes are provided on those items for which the period and/or method of reporting for income tax purposes differs from that used for financial reporting. Such differences relate primarily to depreciation methods and the accounting for the provision for loss on store closings and investment in affiliated companies.

       At January 1, 1993, the Company adapted SFAS No. 109 "Accounting for Income Taxes." Upon adaption of SFAS 109, there was no cumulative effect on the Company's financial statements because the Company's deferred tax assets exceeded its deferred tax liabilities and a valuation allowance was recorded against the net deferred tax assets due to uncertainty regarding realization of the related tax benefits.

                     UNIVERSAL FRANCHISE OPPORTUNITIES CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   (F) Inventories

       Inventories are stated at the lower of cost (first-in, first-out) or market and consist of food, paper products and supplies.

   (G) Property and Equipment

       Property, equipment and leasehold improvements are carried at cost and depreciated by the straight-line method over the estimated useful lives of the assets. Maintenance, repairs and minor renewals are charged against earnings as incurred. Additions and major renewals are capitalized.

       The principal lives (in years) used in determining depreciation rates of various assets are: machinery and equipment (5-7); leasehold costs and improvements (life of lease).

   (H) Franchise Rights

       The franchise rights acquired from Premier Franchise Corporation and SPFC, Inc. are being amortized over fifteen years.

   (I) Revenue Recognition

       Revenue from Company-operated stores is recognized in the period that related food and beverage products are sold. Revenue derived from initial franchise fees and area development fees is recognized when the agreements are signed, the fees are collected, and all material services or conditions relating to the sale have been substantially performed by the Company. Prior to the date of income recognition, such amounts are recorded as deferred income. Royalties are recognized in the same period related franchise store revenue is generated. The components of royalties and franchise related fees are:

                                                           December 31,    December 31,
                                                              1994             1995
                                                           ------------    ------------
           Initial franchise and area development
            fees                                              $25,000        $20,000
           Royalties                                           31,155         40,347
                                                              -------        -------
           Total royalties and franchise related
            fees                                              $56,155        $60,347
                                                              =======        =======

                     UNIVERSAL FRANCHISE OPPORTUNITIES CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   (J) Reclassification
       Certain items in the 1994 financial statements have been reclassified to conform with the 1995 presentation.


NOTE 2 - DISCONTINUED OPERATIONS

       The Company had historically operated in four distinct market segments:

       (a) The Company had operated business schools in New York City and Philadelphia, Pennsylvania, teaching courses of a general business nature with an emphasis on data processing. New York City school operations were discontinued as of December 31, 1989, and the Philadelphia school discontinued operations on October 15, 1990.

       (b) The Company had purchased mainframe and peripheral computer equipment which had been leased to various corporations. The Company has not acquired any additional equipment for lease since 1985, although it continued to receive revenues therefrom until August, 1993.

       (c) The Company leased an aggregate of approximately 37,500 square feet consisting of classroom and office space at the premises 25 West 17th Street, New York, New York. The premises had previously been used to conduct the Company's New York school operations. On May 24, 1990, the Company received from its landlord permission to sublease approximately 60 percent of the premises to an unrelated third party for a term to run substantially until the expiration date of the Company's lease with its landlord. In addition, the Company also leased to the sublessee most of the Company's equipment located at the premises. On January 27, 1995, the Sublessee filed a Chapter 11 petition and moved to reject the aforementioned Sublease and equipment rental contract. On March 2, 1995, the Court issued an order rejecting the Sublease and equipment rental contract. At December 31, 1994, after having applied the security deposit of $56,000, there remained $60,856 of premises and equipment rental due. This amount had been fully reserved in the 1994 financial statements, and the applicable reserve and receivable have been written off in January, 1995. On May 26, 1995, CPU surrendered the premises to the landlord and was released from all obligations related to the lease. As a result of such surrender, improvements and equipment having a net book value of $155,244 were written off. These operations, which had previously been presented as a separate market segment, have been presented, net of tax effect, as discontinued operations in the financial statements.

       (d) The remaining market segment in which the Company operates is the food service and franchising business commenced on April 30, 1993. (See Note 1(D)).

                     UNIVERSAL FRANCHISE OPPORTUNITIES CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3 - LONG TERM DEBT

       An unsecured note payable assumed on the acquisition of Premier Franchise Corporation and SPFC, Inc. is repayable in monthly installments of $2,027 including interest at 8% per annum and matures in September, 1998.

       Installments of the note mature as follows:

                           1996        $ 20,139
                           1997          21,813
                           1998          19,550
                                       --------

                                       $ 61,502
                                       ========


NOTE 4 - PROVISION FOR LOSS ON STORE CLOSINGS

       In July, 1994 SPU closed two of its company-owned restaurants in Margate and Oakland Park, Florida. At the same time, SPU also abandoned its plans to build any additional such restaurants. SPU was released from its lease obligation in Margate in June, 1995 and has surrendered the premises in Oakland Park back to the landlord. SPU has sold a portion of the equipment located in the two restaurants and estimates that the remaining equipment will be sold for $23,000. In connection with the aforesaid closings and abandonment, the following losses and writedowns were reflected in the 1994 financial statements:

           Occupancy and related costs incurred through
                 December 31, 1994                                                     $ 44,201
           Additional estimated occupancy and related
                 costs projected to June 30, 1995                                        47,000
           Cost of restaurant improvements                      $266,747
           Cost of restaurant equipment                          274,241
           Site improvements and equipment for
                 proposed restaurant in Palm
                 Beach, Florida                                   32,448
                                                                --------
                                                                 573,436

           Less:
           Accumulated depreciation and amortization
                 recorded to July, 1994                        (  47,411)
           Estimated selling price of restaurant
                 equipment held for resale                     (  50,000)               476,025
                                                                --------               --------

           Total provision for loss on store closings                                  $567,226
                                                                                       ========

The above provision was increased by $11,626 in 1995 to reflect the loss on sale of land in Palm Beach, Florida, offset by revisions to the above estimates.

                     UNIVERSAL FRANCHISE OPPORTUNITIES CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 5 - INVESTMENT IN AFFILIATED COMPANY

       In April, 1994, CPU of Florida, Inc. entered into an agreement with the inventors of a portable pizza oven to form a corporation, Gourmet Carts, Inc., to produce and market the oven and related carts. CPU of Florida, Inc. acquired a 50% interest in Gourmet Carts, Inc. for $200,000, and made loans and advances to such corporation of an additional $241,993 through December 31, 1994. The inventors, who also acquired a 50% interest in Gourmet Carts, Inc., contributed a prototype oven. A patent has since been applied for. The investment in this development stage company has been accounted for under the equity method.

       Since the end of 1994, the Company's involvement with Gourmet Carts, Inc. has been in litigation. See Note 8 for further discussion of such litigation.

       Gourmet Carts, Inc. sustained an operating loss of $361,000 from its inception in April, 1994 through December 31, 1994. As a result of the losses, the litigation, and other matters pertaining to the oven, the Company in 1994 wrote off its total investment in and loans and advances to this affiliate. Although the loans to Gourmet Carts, Inc. are secured by all the assets of the company, the Company does not believe that the collateral has any net realizable value.

       For the year ended December 31, 1994, the Company engaged in the following inter-company transactions with Gourmet Carts, Inc.:

           Consulting fee income                      $ 59,698
           Reimbursement of automobile expenses          4,900
           Bookkeeping charges                           1,120
           Interest income                               6,941
                                                      --------

                 Total Income                         $ 72,659
                                                      ========

           Occupancy costs                            $  5,285
                                                      ========

       In 1995, the company took possession of a truck which Gourmet Carts, Inc. had purchased.

NOTE 6 - INCOME TAXES

The income tax provisions in the financial statements consist of:

                                                 For the years ended December 31,
                                                 --------------------------------
                                                1994                         1995
                                                ----                         ----
Federal tax provision                        $    -                       $     -
State and local tax provision                    4,990                   (    30,871)
                                             ---------                    ----------
                                             $   4,990                   ($   30,871)
                                             =========                    ==========

                     UNIVERSAL FRANCHISE OPPORTUNITIES CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 6 - INCOME TAXES (Continued)

Actual tax expense differs from "expected tax expense" (computed by applying statutory Federal corporate rates of 34% for the years 1994 and 1995 to income before taxes) as follows:

                                                               For the years ended December 31,
                                                               --------------------------------
                                                             1994                          1995
                                                             ----                          ----
           Computed "expected" tax
            expense (credit) from loss
            from continuing operations                 ($   703,577)                    ($ 313,307)
           Adjustment of deferred taxes                     703,577                        313,307
           Increase in income taxes
            resulting from:
            State and local income taxes,
              net of federal income tax effect                4,990                          3,258
           Settlement of prior years' state
            and local tax obligations, net of
            federal income tax effect                          -                        (   34,129)
                                                        -----------                      ---------
                                                        $     4,990                     ($  30,871)
                                                        ===========                      =========

For tax reporting purposes, the Company has net operating loss carryforwards of approximately $3,500,000 expiring 2007-2010 to offset future taxable income. Due to the uncertainty regarding realization of the tax benefits, a valuation allowance was recorded against these net deferred tax assets.

NOTE 7 - RELATED PARTY TRANSACTIONS

       Mrs. Myrna Small, Vice President and wife of the controlling stockholder of the Company, owns an insurance brokerage corporation that placed various insurance policies for the Company. The insurance premiums paid to the firm for the years ended December 31, 1995 and 1994 were $12,003 and $11,134, respectively.

       During 1994, Mr. Small loaned the Company $150,000. Such loan was repaid including interest of $1,989.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

       The Company's discontinued school operation had received the majority of its funds under various governmental programs which provided for some form of tuition assistance for students. The various governmental authorities have the right to audit the Company for compliance with their specific regulations notwithstanding the termination of the school operations. The Company believes it was in compliance with all such regulations, and no provision has been made in the financial statements for any possible penalties for non-compliance.

                     UNIVERSAL FRANCHISE OPPORTUNITIES CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

       Upon acquisition of the food service assets, the Company's subsidiary, S.
P. Unlimited, Inc. (SPU) assumed the existing lease on the restaurant located in Miami Lakes, Florida. Such lease, expiring December 31, 1998, provides for minimum annual rentals of $39,615 and a share of the real estate taxes. The lease is guaranteed by the Company.

       SPU had entered into leases for two additional restaurants in Margate and Oakland Park, Florida which provided for monthly rentals aggregating $5,000 plus all expenses of operating the properties. The two leases, which commenced late in 1993, had five year terms with renewal options. In July, 1994, SPU closed the two aforementioned restaurants. In June, 1995, SPU was released from its obligations with respect to the Margate lease. SPU has surrendered the Oakland Park premises to the landlord and has not paid the $3,000 plus expenses monthly rental on the premises since May, 1995. Management believes there will be no attempt by the landlord of the Oakland Park premises to collect the rent arrearages or future rent obligations.

       In August, 1994, Gourmet Carts, Inc., the 50% owned affiliate of the Company, entered into a lease agreement for office space commencing October 1, 1994 and ending January 31, 1998. At the same time, the Company and Gourmet Carts, Inc. entered into a sublease for a portion of the premises to coincide with the term of the original lease. The Company had guaranteed up to $35,000 of Gourmet Carts, Inc. obligations under the original lease for a term from October 1, 1994 to November 30, 1995. In February, 1995, Gourmet Carts, Inc. defaulted on the lease. The Company continued to pay the affiliate's rent obligation to the landlord. Effective April 1, 1995, the landlord released the Company from its guarantee and terminated the lease with Gourmet Carts, Inc. Effective April 1, 1995, Universal Franchise Operations, Inc. signed a lease with the landlord which expires April 30, 1998. The lease requires minimum monthly payments of $2,000 - $2,100 per month plus expenses.

       The aggregate future minimum annual rentals, excluding applicable escalation clauses, with respect to all non-cancellable leases are as follows:

           For the year ending December 31,

                           1996                         $100,823
                           1997                          101,220
                           1998                           65,547
                                                        --------

                                                        $267,590
                                                        ========

       In July, 1993, the Company entered into an employment agreement with Mr. Walter Small to become effective on October 1, 1993, when his previous agreement expired. Mr. Small's agreement provides for an annual salary of $279,293 (based on his then effective salary) plus increases to reflect increases in the cost of living index, and an incentive bonus equal to 2% of the Company's pre-tax profits after the end of any fiscal year in which the Company's pre-tax profits exceed $1,000,000. Mr. Small's agreement expires on September 30, 2000. Mr. Small has voluntarily agreed to reduce his compensation, on a temporary basis, to the rate of $100,000 per year (subject to cost of living index adjustments).

                     UNIVERSAL FRANCHISE OPPORTUNITIES CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8  COMMITMENTS AND CONTINGENCIES (Continued)

On April 30, 1993, in connection with the acquisition of the food service business, SPU entered into an Employment Agreement with Donald J. Ryan, pursuant to which Mr. Ryan was to act as President, Chief Operating Officer and a Director of SPU, and a Director of the Company, for a compensation package which included a salary of $100,000, an incentive bonus of $50,000 for any year in which pre-tax earnings of the Company exceed $1,500,000, and the granting of options at a price of $ .875 per share to purchase an aggregate of 250,000 shares of the Company's Class A Common Stock, with options for 50,000 shares each vesting at the end of each year for five years.

       On January 6, 1995, Mr. Ryan was terminated from his employment at SPU. Shortly thereafter, Mr. Ryan commenced an arbitration proceeding against the Company and SPU before the American Arbitration Association, claiming that his employment agreement was breached by virtue of such termination and seeking damages as a result. The Company asserted that Ryan's employment was terminated for cause.

       In response to the arbitration demand, the Company, SPU and CPU of Florida, Inc. filed an action in the Florida Circuit Court asserting various claims against Donald Ryan, and seeking to stay the arbitration proceedings filed by Ryan. Ryan, in turn, moved to compel arbitration and stay the court proceeding. The Florida Circuit Court entered an Order staying its proceedings and requiring arbitration to proceed. In the arbitration proceeding, the Company and SPU denied liability to Ryan for his termination from employment and the Company, SPU and CPU of Florida, Inc. asserted counterclaims against Ryan for damages. In December, 1995, the Arbitrator (a) upheld the termination by the Company of Ryan's employment for cause under the employment agreement, (b) denied the Company's counterclaim, and (c) awarded $5,150 to Ryan for damages for not receiving 30 days' notice prior to termination. Pursuant to stipulation of the parties, the Arbitrator retained jurisdiction to enter a Final Order based on his determination of entitlement to and amount of attorneys' fees and costs.

       On December 29, 1995, the Arbitrator entered his Final Award wherein he awarded the Company and SPU $92,000 for attorneys' fees and costs as the prevailing party.

       The Company and SPU have filed with the Florida Circuit Court a motion to confirm the Arbitration Award and to enter judgment against Ryan, and a motion to lift the stay of the litigation. The hearing on the pending motions is due to take place in March, 1996. Until the Court rules on the Company's and SPU's motions to confirm, and the time period expires for Ryan to file a motion to vacate the Arbitrator's Award, an unfavorable outcome is still possible. The range of any potential loss is approximately $750,000 - $850,000.

       On January 4, 1995, CPU of Florida, Inc. filed suit against Gourmet Carts, Inc. claiming that Gourmet Carts defaulted under a note and security agreement with the Company. Although the Company sought to recover possession of collateral, which consisted of several pizza ovens, such motion was denied.

                     UNIVERSAL FRANCHISE OPPORTUNITIES CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8  COMMITMENTS AND CONTINGENCIES (Continued)

       On January 13, 1995, Gourmet Carts, Inc. and the inventors filed suit in Florida Circuit Court against the Company, CPU of Florida, Inc., SPU and Walter Small seeking declaratory relief regarding the parties' rights and obligations under the Gourmet Carts, Inc. stockholders agreement and under the security agreement with respect to which the Company alleges Gourmet Carts, Inc. is in default. Gourmet Carts alleged that the Company failed to cooperate in carrying out the intentions of the stockholders agreement, raised issues concerning the Company's right to appoint a substitute designee director, and also alleged that the Company unlawfully took possession of two of Gourmet Carts, Inc.'s ovens. The Company disputed all of the material allegations made by the plaintiffs. On March 10, 1995, the Company, SPU and CPU of Florida, Inc. commenced an action in the same venue against Gourmet Carts, Inc., Donald Ryan and the inventors of the oven for damages and declaratory and injunctive relief claiming breach of fiduciary duty, conversion, breach of contract and tortious interference with contract. The two proceedings were consolidated. On February 14, 1996 the Florida Circuit Court issued a motion, notice and order of dismissal of the consolidated cases, without prejudice, for lack of prosecution unless good cause can be shown for continuance.

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

NOTE 9 - STOCK OPTIONS

       On April 30, 1993, in connection with the PFC Acquisition, the Company entered into a Stock Option Agreement with Donald Ryan, pursuant to which the Company granted Mr. Ryan options, at a price of $.875 per share to purchase an aggregate of 250,000 shares of Class A Common Stock, exercisable on a cumulative basis with regard to 50,000 shares each at the end of each year for five years. Such options expire on April 30, 2003. See Note 8 regarding the termination of Mr. Ryan's employment in January, 1995.

                     UNIVERSAL FRANCHISE OPPORTUNITIES CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 9 - STOCK OPTIONS (Continued)

       On October 12, 1993, the Company entered into a Stock Option Agreement with Mohamad Al-Omari, pursuant to which the Company granted Mr. Al-Omari options, at a price of $.875 per share, to purchase an aggregate of 100,000 shares of Class A Common Stock, exercisable on a cumulative basis with regard to 20,000 shares each at the end of each year for five years. In 1995, the option price was reduced to $.45 per share on the 60,000 shares not already vested. Such options expire on October 12, 2003.

       On May 14, 1993, the Board of Directors of the Company adopted the Universal Franchise Opportunities Corp. Incentive Stock Option Plan (the "Plan"), effective June 1, 1993. The Plan was approved by the stockholders at the Company's 1993 annual meeting. The Plan provides for the grant to officers and key employees of the Company and its subsidiaries of incentive stock options and non-qualified stock options for the purchase of Class A Common Stock. Two hundred thousand shares of Class A Common Stock are reserved for issuance upon exercise of options granted under the Plan. If an option terminates for any reason without being exercised, then the shares represented by such option will be available for the further grant of options. Generally, all options are exercisable, commencing one year after the respective dates of grant, to the extent of a cumulative 25% of the shares subject to a particular option during each of the next four years, provided that no option may be exercised prior to six months from the date of grant thereof. The option price for each option granted under the Plan may not be less than 100% of the fair market value of the stock when the option is granted. For purposes of the Plan, the fair market value of the shares of Class A Common Stock on any date is generally the mean between the closing bid and asked prices of the shares as quoted on NASDAQ on such date (or the average, on such date, of the high and low sales prices of such shares in the principal market in which such shares are traded, if they are not then quoted on NASDAQ). No options have been granted under the plan.

No options have been exercised.

NOTE 10 - EARNINGS PER SHARE

       No common stock equivalents were outstanding for purposes of calculating primary and fully diluted earnings per share for the years ended December 31, 1995 and 1994. All calculations of primary and fully diluted earnings per share were anti-dilutive.

                                EXHIBIT INDEX

       11 Schedule of Compilation of Net Income Per Share for Years Ending December 31, 1994 and 1995.

       27     Financial Data Schedule