Form 10KSB/A
period 1995-12-31
UNIVERSAL FRANCHISE OPPORTUNITIES CORP
filed 1996-05-09
CIK 22460

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB-A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended: December 31, 1995
                          Commission File No.: 0-14221

                     UNIVERSAL FRANCHISE OPPORTUNITIES CORP.
              (Exact name of Small Business Issuer in Its Charter)

         DELAWARE                                      51-0339167
 (State of incorporation)                       (I.R.S. Employer ID No.)

                          705 Severn Road - Suite 1037
                           Wilmington, Delaware 19803

                                 (302) 479-7733
          (Address of principal executive office and telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                 Class A Common Stock, par value $.025 per Share
                                 Title of Class

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirement for the past 90 days.

                               Yes   X        No
                                   -----         -----

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

         As of March 20, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was $573,400, computed by reference to the average of the closing bid and asked prices of Class A ($ 5/16 bid; $ 5/16, asked) common stock and assuming all shares of Class B had been converted to Class A on that date. Class B converts share for share into Class A. However, prices for Class B shares are not quoted.

         As of March 20, 1996, the outstanding number of shares of each class of the Registrant's common stock was as follows:

                               Class A: 2,081,190
                               Class B:   731,790

         Transitional Small Business Disclosure Format (check one):
                               Yes            No   X
                                   -----         -----

                     UNIVERSAL FRANCHISE OPPORTUNITIES CORP.
                          ANNUAL REPORT ON FORM 10-KSB

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

                 The Company through CPU-NY also leased an aggregate of approximately 37,500 square feet consisting of classroom and office space at the premises 25 West 17th Street, New York, New York. The premises had previously been used to conduct the Company's New York school operations. On May 24, 1990, the Company received from its landlord permission to sublease approximately 60 percent of the premises to an unrelated third party for a term to run substantially until the expiration date if the Company's lease with its landlord. in addition,the Company also leased to the sublessee most of the Company's equipment located at the premises. On January 27, 1995, the Sublessee filed a Chapter 11 petition and moved to reject the aforementioned Sublease and equipment rental contract On March 2, 1995, the Court issued an order rejecting the Sublease and equipment rental contract. At December 31, 1994, after having applied the security deposit of $56,000, there remained $60,856 of premises and equipment rental due. This amount had been fully reserved in the 1994 financial statement, and the applicable reserve and receivable have been written off in January, 1995. On May 26, 1995, CPU-NY surrendered the premises to the landlord and was released from all obligations related to the lease. As a result of such surrender, improvements and equipment having a net book value of $155,244 were written off. These operations, which had previously been presented as a separate market segment, have been presented, net of tax effect, as discontinued operations in the financial statements.

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

         In the Fall of 1989, the Philadelphia campus was redesignated as the Company's main campus, and the New York campus was designated as a branch campus. In December 1989, CPU-NY ceased conducting classes in New York. In October 1990, the Company ceased conducting classes in Philadelphia. The foregoing cessations primarily related to adverse rulings by, and difficulties with, accreditation and regulatory bodies, and an adverse economic climate related thereto.

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

         Recently, the Company formed two wholly-owned subsidiaries Custom Carts and ASE for the purpose of engaging in manufacturing and distributing of (a) portable food carts, ovens and related products, and (b) self-lubricating coatings, surface treatments and related products.

Reincorporation

         Although the Company was organized in 1964 as a New York corporation, on June 11, 1987 the Company adopted a Plan of Reincorporation (the "Plan"), which provided for the exchange of all shares of CPU-NY for shares of Commercial Programming Unlimited, Inc., a Delaware corporation ("CPU-Del") (which was incorporated on May 22, 1987). The purpose of the Plan was to allow the Company certain benefits of Delaware corporate law by changing the Company's state of incorporation from New York to Delaware, by providing for all stockholders of CPU-NY thereby a wholly-owned subsidiary of CPU-Del. On February 4, 1993, the Company filed with the Department of State of the State of New York a Certificate of Exchange (the "Certificate") with regard to such exchange and Plan.

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

         UFOI derives such development rights pursuant to a license agreement with Sir Pizza International, Inc., the owner of the primary rights to the "Sir Pizza" name and franchise. Such license agreement, among other things, requires UFOI to pay certain amounts of royalties and open a certain minimum number of restaurants per year (which have not been met), in order to maintain such rights; failure to do so could result in the termination such rights, which could have a material adverse effect on UFOI's business. Several disagreements have arisen with Sir Pizza International, Inc., which the Company is trying to resolve. Management is currently attempting to renegotiate such license agreement to provide for more favorable terms.

         Sir Pizza restaurants feature moderately-priced high quality pizza, pasta, sandwiches and beverages, in restaurants characterized by a unique system of style, food preparation, training, delivery and service. The Sir Pizza Restaurants offer both table and delivery service.

         Until mid-1994, the Company attempted to expand the Sir Pizza concept by developing Sir Subs & Pizza Restaurants. Sir Pizza Subs & Pizza Restaurants were typical fast Food Restaurants with counter service and drive-through service and featured the Company's traditional thin crust pizza together with a variety of subs and specialty items including gyros, chicken breast sandwiches, spicy french fries, beverages, beer and wine. The Company closed its two Sir Subs & Pizza Restaurants in mid-1994. Although the Sir Subs & Pizza Restaurants remains an option, presently, the Company is attempting to further develop the Sir Pizza restaurant concept domestically and internationally.

         Internationally, the Company has franchised three Sir Pizza Restaurants in Germany and three Sir Pizza Restaurants in El Salvador. It has also entered into agreements (i) with "The Exhibition", a distribution company in Bahrain, pursuant to which the franchisee is required to open three Sir Pizza restaurants in the Middle East; the first restaurant was opened in Bahrain in January 1995; (ii) with Cariven S.A. de C.V. to establish Sir Pizza restaurants in Caracas, Venezuela and the Island of Margarita pursuant to which one restaurant was to have opened in each of 1994, 1995 and 1996 (however, to date, no restaurants have been opened); and (iii) in 1995, with Mapy International, Inc., pursuant to which the franchise is to establish restaurants in Lima, Peru; the first such restaurant is scheduled to open in June, 1996.

         CPU of Florida, Inc. purchased a site in North Palm Springs, Florida, on which it intended to build a third Company owned restaurant. Management subsequently discovered that a sewer line must be installed at a cost of $65,000 to $100,000. The Company has determined that, as a result os such cost, the cost of opening would be in excess of what the Company had planned to spend, and had offered the property for sale. In 1994, the Company sent a letter seeking damages from the seller, or recision of such sale, although seller has rejected the Company's demand and allegation. The Company, in addition to the acquisition cost, spent $32,448 for improvements to the property and equipment, which amount was written off in 1994 when the "Sir Subs and Pizza" concept was abandoned. The Company sold the property in October 1995 for $120,000. (See "Description of Property" and "Legal Proceedings").

         The fast food restaurant business in the United States is extremely competitive. The Company's entry into this market segment with Sir Pizza restaurants makes these restaurants directly competitive with major fast food chains such as McDonald's, Burger King, Arby's, Subway, Pizza Hut, Dominoes Pizza and others, which have substantially greater resources and name recognition. The Company presently has a very short history of operating only three of these prototype restaurants, two of which were not successful. Sales in these types of fast food restaurants are marketing and advertising driven. The Company's management reports that it is currently developing a marketing strategy of a combination of restaurants and mobile carts is being developed in order to compete in this segment. Because of the foregoing, it is currently impossible to predict the future success of this venture.

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

         The status of the aforesaid franchises is as follows:

         The California and German franchisees have defaulted; although the Venezuela franchisee has commenced construction of a restaurant no restaurant has yet been opened; the Florida franchisee opened a restaurant in November 1995. An initial Illinois operation was opened in 1995 and a second is planned for July, 1996.

         During much of 1994 and 1995, the Company's growth and development was adversely affected by management disagreements, primarily relating to SPU and Gourmet Carts. Several management changes were instituted in late 1994 and early 1995, as a reaction to these disagreements, some of which have resulted in litigation, as described in "Item 3--Legal Proceedings". Adverse resolution of such litigation could have a material adverse effect on the Company.

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

         (c) On October 20, 1993, CPU of Florida, Inc purchased, for $135,000, a property in North Palm Springs, Florida which it had intended to convert into a restaurant. Management subsequently discovered that a sewer line must be installed at a cost of $65,000 to $100,000. The Company had determined that, as a result of such expense, the cost of opening would be in excess of what the Company has planned to spend, and had therefor offered the property for sale. In 1994, the Company sent a letter seeking damages from the seller, or recision of such sale, although seller has rejected the Company's demand and allegation. (See "Legal Proceedings"). The Company, in addition to the acquisition cost, spent $32,448 for improvements to the property and equipment which amount was written off in 1994 when the "Sir Subs and Pizza" concept was abandoned. The Company sold this property in October, 1995 in consideration for $120,000.

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

                                 Class A                    Class B
                          ---------------            --------------------
                          High      Low              High             Low
                          ----      ---              ----             ---
1993

First Quarter             1  1/8    13/16                     No quotes
Second Quarter            1 3/16     7/8                      No quotes
Third Quarter             1  1/8     3/4                      No quotes
Fourth Quarter            1  1/8    13/16                     No quotes

1994

First Quarter             1 5/8    1 1/16                     No quotes
Second Quarter            1 5/16   1                          No quotes
Third Quarter             1 1/16     1/2                      No quotes
Fourth Quarter              5/8      3/8                      No quotes

1995

First Quarter               4/8      1/4                      No quotes
Second Quarter              .42      1/4                      No quotes
Third Quarter               5/8      5/16                     No quotes
Fourth Quarter              5/16     5/16                     No quotes

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

Stockholders

         As of March 20, 1996 the Company had 297 record holders of Class A Common Stock and 137 record holders of Class B Common Stock.

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

         Continuing Operations

         The 1995 losses were principally attributable to the failure of the Company's efforts to develop Company-owned stores, problems related to the acquisition through investment and loans of a 50% ownership in Gourmet Carts, Inc., and the legal fees incurred in the various law suits. The 1995 results of operation are discussed below (see Discussion of Results of Continuing Operations-1995 compared to 1994).

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

         As at December 31, 1995*, the Company's Directors, executive officers and their respective ages are as follows:


- ------------------
*Prior to December 31, 1995 Mr. Gubin's term as a director expired and Mr. Ronald Berkley's term as a director and officer of the Company was terminated.

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

         Compliance with Section 16 of the Act

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock. Directors, officers and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that during the past two fiscal years all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with except that (1) as a result of an administrative oversight and sickness, Form 3 required to be filed by each of Ronald Berkley (now no longer a director) and Alan Wachtel, upon their becoming directors of the Company were filed late and (2) because of change in management which occurred in 1995 the Form 5 required to have been filed for such year was also filed late.

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

                                 Annual Compensation         Long Term Compensation
                                 -------------------         ----------------------
                                      --------------------------------------------------------------
Name of Individual or                 Year   Salary          Bonus(2)                Option
Number of Persons in Group                   (1)             & other                 Awards (4)
                                                             compensation(3)         (No. of Shares)
- ----------------------------------------------------------------------------------------------------
Walter Small                          1995   $139,878              0(6)                      0
President, Treasurer                  1994    282,913(5)           0(6)                      0
and a Director                        1993    279,273(5)           0(6)                      0
Chairman of SPU

Mohamad Al-Omari                      1995   $ 70,000         25,000(2)(7)                   0
Vice President--Operations of SPU     1994     69,615         20,563(7)                      0
                                      1993     38,077          7,000(7)                100,000(4)

Myrna Small                           1995   $    678              0                         0
Vice President                        1994     17,164(8)           0                         0
                                      1993     17,500              0                         0

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

    Option Grants

    In February, 1996, Alan Wachtel was granted an option to acquire up to 200,000 shares of the Company's Class A Common Stock at a price of $.45 per share; the options are exercisable on a cumulative basis as to 40,000 shares per year; the options are subject to various restrictions. The following tables summarize other grants make through December 31, 1995 of stock options and awards outstanding at year end 1995. For further information with regard thereto, see "Option Agreements" below. None of such options were under the Company's Incentive Stock Option Plan:

                                      % of Total Option
                           Option        Granted to         Exercise     Market Price on     Expiration
                           Granted        Employees       or Base (2)      Grant Date         Date (4)
Name                       (#)(1)          in 1993        Price (S/Sh)      ($/Sh) (3)

Mohamad Al-Omari          100,000           28.6            $0.875           $1.5625         10/11/2003
Donald Ryan               250,000(5)        71.4            $0.875           $1.5625         10/11/2003

- -----------------
    (1) The options were granted to a five-year vesting period, with 20% of the options granted becoming exercisable on each anniversary of the grant date, for five years.

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

    None of such employment agreements provides for any additional payments to be made to any such employee upon termination of his employment, except for accrued salary and any incentive bonus that he would otherwise be entitled to, pro-rated through the date of termination. Each of such agreements provides that the Board of Directors of the Company may grant annual bonuses in an amount the Board of Directors deems reasonable and appropriate. Each of such Employees shall be entitled to participate in such health and medical benefit programs of the company, and such vacation time, as may be established by the Board of Directors of the Company from time to time. In the past, the Board of Directors, in making bonus determinations, has generally considered the accomplishments and responsibilities of such executives, as well as the revenues, profits and losses of the Company, during such year. Except for the foregoing and as mentioned in the foregoing paragraphs with regard to incentive bonuses, in the event that the criteria for profitability referred to therein are met, the company has no formal plan or criteria for the granting of bonuses. No bonuses were granted for 1995, other than $25,000 to Mohamad Al-Omari.

    Although Myrna Small, a Vice President, has received an annual salary of $17,500 per year, such salary has been voluntarily waived in 1995, pursuant to a resolution of the Board of Directors of the Company.

    Until July, 1993, the Company had a policy of paying outside Directors $250 for each meeting attended. In July, 1993, the Directors superseded such policy, by voting that Mr. Gubin be compensation for his services as a non-employee director, at a rate of $5,000 per year, which includes all meetings and activities by Mr. Gubin as a Director. Mr. Gubin received a total of approximately $2,500 in 1995 as a result of the foregoing, together with reimbursement of certain expenses. Mr. Gubin ceased being a director of the Company in July, 1995.

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

    In February, 1996, the Company granted Alan Wachtel, a director of the Company, options to purchase up to an aggregate of 200,000 shares of the Company's Class A Common Stock at a price of $.45 per share. The options are exercisable on a cumulative basis with regard to 40,000 shares each at the end of each year for five years. The options are subject to certain restrictions, in the event of liquidation and otherwise.

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

          Amount and Nature of Beneficial Ownership of Common Stock (1)

                                 Class A                         Class B            Combined (2)
                                 -------                         -------            ------------
Name & Address              Shares     Percent of       Number of      Percent of   Total Shares
of Beneficial               Owned     Class Owned     Shares Owned    Class Owned    & Percent
Holder
- ------------------------------------------------------------------------------------------------
Walter Small               237,100        11.39%        551,900(4)      75.42%        789,000
300 E 56th Street                                                                       28.05%
Apt. 22L
N. Y., N.Y. 10022(3)

Myrna Small                     50           (6)            100            (6)            150(6)
300 E 56th Street
Apt. 22L
N. Y., N.Y. 10022(5)

Mohamad Al-Omari            40,250(7)      1.9%               0             0          40,250(7)
11211 S Military                                                                          1.4%
Trail #2923
Boynton Bch,
Fl 33936

Alan Wachtel               128,700(8)      6.18%              0                       128,700
78 Kings Court                                                                            4.6%
Fort Lee, NJ 07024

All Directors &            406,100(9)     19.5%         552,000         75.43%        958,100
Officers as a Group                                                                      34.1%

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

    (6)  Less than one (1%) percent.

    (7) Includes vested stock options granted to Mr. Al-Omari to purchase an aggregate of 40,000 shares of the Company's Class A Common Stock; however, it does not include options to acquire up to an aggregate of 60,000 shares of the Company's Class A Common Stock, none of which have yet vested. See "Option Agreements" and "Item 10--Executive Compensation".

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

        (c) Consolidated Statements of Retained Earnings for the years ended December 31, 1994 and 1995

        (d) Consolidated Statements of Stockholders' Equity

        (e) Consolidated Statements of Cash Flows for the years ended December 31, 1994 and 1995

        (f) Notes to Consolidated Financial Statements

    2.  Exhibits

        (a) Schedule of Computation of Net Income Per Share for Years Ending December 31, 1994 and 1995.

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

                                     Universal Franchise Opportunities Corp.


                                     By: /s/ Walter Small
                                         -----------------------------------
                                         Walter Small, President

Dated:  April 25, 1996

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dated indicated. Those signing below constitute a majority of the Directors of the Company.

/s/Walter Small              President, Treasurer &            April 25, 1996
- --------------------------   Director (Principal Executive
(Walter Small)               Officer and Principal financial
                             and Accounting Officer

/s/Mohamad Al-Omari          Director and Vice President       April 25, 1996
- --------------------------
(Mohamad Al-Omari)

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

                    EXHIBIT INDEX

Exhibit No.                       Description
- ----------                        -----------

    11 Schedule of Computation of Net Income Per Share for Years Ending December 31, 1995.

    27                   Financial Data Schedule.