Form 10QSB
period 1996-03-31
UNIVERSAL FRANCHISE OPPORTUNITIES CORP
filed 1996-05-13
CIK 22460

                                                                     FORM 10-QSB
                                                                     PAGE 1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1996

                                       OR

   [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

                         Commission File Number 01-14221

                     UNIVERSAL FRANCHISE OPPORTUNITIES CORP.
             (Exact name of registrant as specified in its charter)

            DELAWARE                              51-0339167
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

705 Severn Road, Suite 1037, Wilmington, Delaware                 19803
(Address of principal executive office)                         (Zip Code)

Registrant's telephone number, including area code (302) - 479 - 7733

          3650 Silverside Road, Suite 1037, Wilmington, Delaware 19810
              (Former name, former address and former fiscal year,
                         if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   X     No

Class                                           Outstanding at March 31, 1996
- -----                                           -----------------------------
Common stock - Class A -
  $.025 par value                               2,081,190 shares

Common stock - Class B -
  $.025 par value                                 731,790 shares

                                                                     FORM 10-QSB
                                                                     PAGE 2.

                     UNIVERSAL FRANCHISE OPPORTUNITIES CORP.

                                      INDEX

                                                                   Page No.
                                                                   --------
Facing Sheet                                                           1

Index                                                                  2

PART I.     Financial Information:
            Unaudited Condensed Consolidated
            Balance Sheet March 31, 1996                             3, 4

            Unaudited Condensed Consolidated
            Statements of Income for the
            Three Months ended March 31,
            1996 and 1995                                              5

            Unaudited Condensed Consolidated
            Statements of Cash Flows for the
            Three Months ended March 31,
            1996 and 1995                                              6

            Notes to Unaudited Condensed
            Consolidated Financial Statements                       7 - 12

            Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations                              13 - 15

PART II.    Item 6.  Exhibits and Reports on
            Form 8-K                                                  16

            Signatures                                                17

                                                                     FORM 10-QSB
                                                                     PAGE 3

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                      AS AT
                                 MARCH 31, 1996
                                   (UNAUDITED)


Current Assets
   Cash                                                               $  362,875
   U. S. Treasury Securities                                           1,380,788
   Marketable securities, at cost,
     which approximates market value                                       1,672
   Inventory                                                              43,189
   Prepaid income taxes                                                    5,978
   Prepaid expenses                                                       10,369
   Other receivables                                                      65,835
                                                                      ----------
            Total Current Assets                                       1,870,706
                                                                      ----------
Property and Equipment
   Restaurant improvements and equipment                                 157,807
   Vehicular and office equipment                                         92,779
                                                                      ----------
                                                                         250,586
Less: Accumulated depreciation and
        amortization                                                     113,955
                                                                      ----------
        Total Property and Equipment                                     136,631
                                                                      ----------
Other Assets
   Certificates of deposit                                               656,475
   Franchise rights, net of amortization                                 286,338
   Asset acquisition costs, net of amortization                           11,841
   Patents                                                                 4,859
   Restaurant and vehicular equipment held for
     resale                                                               32,480
   Security deposits                                                      22,695
                                                                      ----------
            Total Other Assets                                         1,014,688
                                                                      ----------
            Total Assets                                              $3,022,025
                                                                      ==========


               See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                                                                     FORM 10-QSB
                                                                     PAGE 4

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                      AS AT
                                 MARCH 31, 1996
                                   (UNAUDITED)


Current Liabilities
   Current portion of long-term debt                                $    22,184
   Accounts payable                                                      56,629
   Deferred income                                                       20,000
                                                                    -----------
         Total Current Liabilities                                       98,813

Long-term debt, less current portion above                               36,072
                                                                    -----------
         Total Liabilities                                              134,885
                                                                    -----------
Commitments and Contingencies

Stockholders' Equity
   Preferred stock, par value $.10
      per share - authorized 100
      shares - no shares issued and
      outstanding                                                          --
   Common stock, Class A par value,
      $.025 per share - authorized
      5,000,000 shares - 2,081,190
      shares issued and outstanding                                      52,030
   Common stock, Class B, par value,
      $.025 per share - authorized
      2,000,000 shares - 731,790
      shares issued and outstanding                                      18,294
   Additional paid in capital                                         3,356,135
   Retained earnings (deficit)                                         (539,319)
                                                                    -----------
         Total Stockholders' Equity                                   2,887,140
                                                                    -----------
         Total Liabilities and
         Stockholders' Equity                                       $ 3,022,025
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

                                                                     FORM 10-QSB
                                                                     PAGE 5

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                  For the Three Months Ended
                                                                           March 31,
                                                                   1996                1995
                                                               -----------          -----------
                                                               (Unaudited)          (Unaudited)
Operating Revenues (excluding discontinued operations)
   Restaurant sales                                            $    98,272          $    91,505
   Franchise fees                                                    8,773               20,466
   Consulting fees - franchisees                                     2,000               20,455
   Other                                                               446                   59
                                                               -----------          -----------
                                                                   109,491              132,485
                                                               -----------          -----------
Expenses (excluding discontinued operations)
   General and administrative expense                              199,942              264,921
   Restaurant cost of sales                                        101,992              107,104
   Depreciation and amortization -
     restaurant improvements and
     equipment                                                       3,900                4,398
   Amortization - franchise rights                                   5,925                5,925
   Depreciation and amortization -
     other                                                           3,181                3,110
   Provision for loss on store closings                               --                  5,626
                                                               -----------          -----------
                                                                   314,940              391,084
                                                               -----------          -----------
Operating profit (loss)                                           (205,449)            (258,599)
                                                               -----------          -----------
Other Income (Expense)
   Interest income                                                  36,081               46,674
   Interest expense                                                 (1,197)              (1,572)
   Charges on redemption of certificates of
     deposit                                                          --                (42,890)
                                                               -----------          -----------
                                                                    34,884                2,212
                                                               -----------          -----------
Loss before income and franchise taxes (excluding
  discontinued operations)                                        (170,565)            (256,387)

Provision for income and franchise taxes                               928                1,284
                                                               -----------          -----------
Loss from continuing operations                                   (171,493)            (257,671)

Income (loss) from discontinued operations, net
  of income tax provisions of -0-                                     --                (77,237)
                                                               -----------          -----------

Net income (loss)                                              ($  171,493)         ($  334,908)
                                                               ===========          ===========
Per share of Common Stock
  Income (loss) from continuing operations                     ($     0.06)         ($     0.09)
                                                               ===========          ===========
  Income (loss) from discontinued operations                   $      --            ($     0.03)
                                                               ===========          ===========
  Net income (loss)                                            ($     0.06)         ($     0.12)
                                                               ===========          ===========
Average Common Shares Outstanding                                2,812,980            2,812,980
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

                                                                     FORM 10-QSB
                                                                     PAGE 6

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the Three Months Ended
                                                                    March 31,
                                                            1996                1995
                                                        -----------          -----------
                                                        (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                   ($  171,493)         ($  334,908)
    Adjustments to reconcile
      net income to net cash (used in) provided
      by Operating Activities
         Depreciation and amortization                       13,007               20,402
         Amortization of discount on U.S.
           Treasury securities                              (16,759)             (15,262)
         Changes in certain current
           assets and liabilities
           Current assets                                   (11,318)              41,543
         Current liabilities                                (61,611)             (29,681)
                                                        -----------          -----------
Net Cash Provided (Used) by
  Operating Activities                                     (248,174)            (317,906)
                                                        -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of U.S. Treasury securities                  (1,371,143)          (1,911,075)
   Maturity of U.S. Treasury securities                   1,000,000                 --
   Redemption of certificates of deposit                       --              2,000,726
   Purchase of property and equipment                       (17,843)              (1,293)
   Purchase of patent rights                                 (4,859)                --
   Sale of restaurant equipment                               8,400                 --
   Decrease in security deposits                              7,551                  770
                                                        -----------          -----------
Net Cash Provided (Used) by Investing
  Activities                                               (377,894)              89,128
                                                        -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of long-term debt                               (3,246)              (4,509)
                                                        -----------          -----------
Net Cash Provided (Used) by Financing
  Activities                                                 (3,246)              (4,509)
                                                        -----------          -----------
Net Increase (Decrease) in Cash
  and Certificates of Deposit                           ($  629,314)         ($  233,287)
Cash and Certificates of Deposit
  at beginning of period                                    992,189              765,761
                                                        -----------          -----------
Cash and Certificates of Deposit
  at end of period                                      $   362,875          $   532,474
                                                        ===========          ===========
Supplemental Cash Flow Information
Interest paid                                           $       809          $     1,572
Income taxes paid (refunded)                            $      --            $      --

               See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                                                                     FORM 10-QSB
                                                                     PAGE 7

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1996 and 1995


1. The financial information included herein is unaudited; however, in the opinion of the Company, such information reflects all adjustments (consisting solely of normal recurring accruals) necessary to present fairly results for the interim periods.

2. The results of operations for the three-month period ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. Certain items in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

3.   The Company had historically operated in four distinct market segments:

     a. The Company had operated business schools in New York City and Philadelphia, Pennsylvania, teaching courses of a general business nature with an emphasis on data processing. New York City school operations were discontinued as of December 31, 1989, and the Philadelphia school discontinued operations on October 15, 1990.

     b. The Company had purchased mainframe and peripheral computer equipment which had been leased to various corporations. The Company has not acquired any additional equipment for lease since 1985, although it continued to receive revenues therefrom until August, 1993.

     c. The Company leased an aggregate of approximately 37,500 square feet consisting of classroom and office space at the premises located at 25 West 17th Street, New York, New York. The premises had previously been used to conduct the Company's New York school operations. On May 24, 1990, the Company received from its landlord permission to sublease approximately 60 percent of the premises to an unrelated third party for a term to run substantially until the expiration date of the Company's lease with its landlord. In addition, the Company also leased to the sublessee most of the Company's equipment located at the premises. On January 27, 1995, the Sublessee filed a Chapter 11 petition and moved to reject the aforementioned Sublease and equipment rental contract. On March 2, 1995, the Bankrupcy Court issued an order rejecting the Sublease and equipment rental contract. At December 31, 1994, after having applied the security deposit of $56,000, there remained $60,856 of premises and equipment rental due. This amount had been fully reserved in the 1994 financial statements, and the applicable reserve and receivable have been written off in January, 1995. On May 26, 1995, CPU surrendered the premises to the landlord and was released from all obligations related to the lease. As a result of such surrender, improvements and equipment having a net book value of $155,244 were written off. These operations, which had previously been presented as a separate market segment, have been presented, net of tax effect, as discontinued operations in the financial statements.

                                                                     FORM 10-QSB
                                                                     PAGE 8

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1996 and 1995
                                   (Con't...)


     d. The remaining market segments in which the Company operates is (i) the food service and franchising business commenced on April 30, 1993 and
          (ii) development, marketing and production of nanocomposite coatings which commenced January, 1996.

4. In August, 1992, a purported stockholder of the Company filed in the United States District Court for the Southern District of New York a stockholder's derivative action on behalf of the Company, naming two of the Company's directors as defendants and the Company as nominal defendant. Such action alleged (i) insider trading in Company's stock, (ii) breach of fiduciary duty in approving and accepting compensation alleged to be excessive, and
     (iii) operation of an unregistered investment company.

     In addition to seeking unspecified monetary damages on behalf of the Company, Plaintiff sought the appointment of a trustee or receiver to dispose of the assets of the Company. On April 30, 1993, the Plaintiff filed a motion to dismiss the action without prejudice and the case was dismissed in 1996.

5. On April 30, 1993, a wholly-owned subsidiary that was created for the Company's food service business, S.P. Unlimited, Inc., (SPU) acquired substantially all the assets of Premier Franchise Corporation ("PFC") (formerly called the Salad Bar Corporation) and SPFC, Inc. consisting principally of franchise rights, restaurant improvements and equipment for an aggregate consideration of $498,000 (including $351,000 of cash and $147,000 of notes).

     In addition, upon acquisition of the PFC assets, SPU assumed the existing lease on the restaurant located in Miami Lakes, Florida. Such lease, expiring December 31, 1998, provides for minimum annual rentals of $39,615 and a share of the real estate taxes. The lease is guaranteed by the Company.

     Since acquisition, SPU had entered into leases for two additional restaurants in Margate and Oakland Park, Florida which provided for monthly rentals aggregating $5,000 plus all expenses of operating the properties. The two leases, which commenced late in 1993, had five year terms with renewal options. In July, 1994, SPU closed the two aforementioned restaurants. In June, 1995, SPU was released from its obligations with respect to the Margate lease. SPU has surrendered the Oakland Park premises to the landlord and has not paid the $3,000 plus expenses monthly rental on the premises since May, 1995. Management believes there will be no attempt by the landlord of the Oakland Park premises to collect the rent arrearages or future rent obligations.

                                                                     FORM 10-QSB
                                                                     PAGE 9

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1996 and 1995
                                   (Con't...)


     SPU's operations, except for the Sir Pizza restaurant located in Miami Lakes, have been assumed by Universal Franchise Operations, Inc., a wholly owned subsidiary of the Company.

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

     The Company and SPU have filed with the Florida Circuit Court a motion to confirm the Arbitration Award and to enter judgment against Ryan, and a motion to lift the stay of the litigation. Ryan has appealed the Arbitrator's Award. Until the Court rules on the Company's and SPU's motions to confirm the Arbitrator's Award, an unfavorable outcome is still possible. The range of any potential loss is estimated to be approximately $750,000 - $850,000.

                                                                     FORM 10-QSB
                                                                     PAGE 10

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1996 and 1995
                                   (Con't...)


6. On April 30, 1993, in connection with the PFC acquisition, the Company entered into a Stock Option Agreement with Donald Ryan, pursuant to which the Company granted Mr. Ryan options, at a price of $.875 per share, to purchase an aggregate of 250,000 shares of Class A Common Stock, exercisable on a cumulative basis with regard to 50,000 shares each at the end of each year for five years. Such options expire on April 30, 2003. Mr. Ryan's employment was terminated in January, 1995. Whether or not such options are currently effective depends on the outcome of the arbitration described earlier.

     On October 12, 1993, the Company entered into a Stock Option Agreement with Mohamad Al-Omari, pursuant to which the Company granted Mr. Al-Omari options, at a price of $.875 per share, to purchase an aggregate of 100,000 shares of Class A Common Stock, exercisable on a cumulative basis with regard to 20,000 shares each at the end of each year for five years. In 1995, the option price was reduced to $.45 per share on the 60,000 shares not already vested. These 60,000 shares are subject to certain restrictions, in the event of liquidation and otherwise. Such options expire on October 12, 2013.

     In February, 1996, the Company granted a director of the Company options to purchase up to an aggregate of 200,000 shares of the Company's Class A Common Stock at a price of $.45 per share. The options are exercisable on a cumulative basis with regard to 40,000 shares each at the end of each year for five years. The options are subject to certain restrictions, in the event of liquidation and otherwise.

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

                                                                     FORM 10-QSB
                                                                     PAGE 11

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1996 and 1995
                                   (Con't...)


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

     No options have been exercised.

7. In April, 1994, a wholly owned subsidiary of the Company, CPU of Florida, Inc., entered into an agreement with the inventors of a portable pizza oven to form a corporation, Gourmet Carts, Inc., to produce and market the ovens and related carts. CPU of Florida, Inc. acquired a 50% interest in Gourmet Carts, Inc. for $200,000, and had made loans and advances to such Corporation of an additional $252,658 through September 30, 1995. The inventors, who also acquired a 50% interest in Gourmet Carts, Inc., contributed a prototype oven. A patent has since been applied for. The investment in this development stage company has been accounted for under the equity method.

     Gourmet Carts, Inc. sustained an operating loss of $361,000 from inception in April, 1994 to December 31, 1994. As a result of the losses, the litigation discussed below, and other matters pertaining to the oven, the Company in 1994 wrote off its total investment in and loans and advances to this affiliate. Although the loans to Gourmet Carts, Inc. are secured by all assets of that company, CPU of Florida, Inc. does not believe that the collateral has any net realizable value.

     On January 4, 1995, CPU of Florida, Inc. filed suit against Gourmet Carts, Inc. claiming that Gourmet Carts defaulted under a note and security agreement. Although the Company sought to recover possession of collateral, which consists of several pizza ovens, such motion was denied.

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

                                                                     FORM 10-QSB
                                                                     PAGE 12

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1996 and 1995
                                   (Con't...)


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

8. In 1996, the Company decided to enter into a new business segment: the development, marketing and production of nanocomposite coatings. The new subsidiary, Advanced Surface Engineering, Inc. has not generated any sales in the three months ended March 31, 1996 and the entity is considered a development-stage company.

9. Earnings per common share are calculated based on the weighted average number of common shares outstanding during each period. No common stock equivalents were outstanding for purposes of calculating primary and fully diluted earnings per share for the three months ended March 31, 1996 and 1995. All calculations of primary and fully diluted earnings per share were anti-dilutive.

                                                                     FORM 10-QSB
                                                                     PAGE 13

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

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO MARCH 31, 1995

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

     The following discussion relates to the Company's continuing operations:

     The Company sustained a gross profit (loss) from its one remaining restaurant of ($3,720) for the three months ended March 31, 1996. This compares to a gross profit (loss) of ($15,599) in the comparable period of 1995. Other income from franchise fees and royalties aggregated $8,773 for the three months ended March 31, 1996, as compared to $20,466 in the comparable 1995 period. Consulting fees received from franchisees aggregated $2,000 for the three months ended March 31, 1996 compared to $20,455 in the comparable 1995 period.

     General and administrative expense decreased by 24.5% to $199,942 for the three months ended March 31, 1996, as compared to the corresponding 1995 period. This decrease is primarily the result of the decrease from the 1995 period in legal fees incurred in connection with various litigation involving Donald Ryan, SP Unlimited, Inc. and Gourmet Carts, Inc. offset partially by the increase in general operating expenses due to the formation of the new subsidiary which will develop, market and produce nanocomposite coatings.

     Depreciation and amortization remained constant for the three months ended March 31, 1996 and 1995.

     Interest income for the three months ended March 31, 1996 decreased 22.7% to $36,081, as compared to the corresponding 1995 period, primarily due to a decrease in available liquid resources and a decline in available interest rates.

     A majority of the long-term certificates of deposit were redeemed during the three months ended March 31, 1995. Charges of $42,890 were incurred during the period as a result of such early redemptions.

     The tax provisions for 1996 and 1995 reflect State and local taxes for the current periods.

                                                                     FORM 10-QSB
                                                                     PAGE 14

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Con't...)


THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO MARCH 31, 1995 (Cont'd.)

     As a result of the foregoing, operating losses decreased $53,150; loss before income and franchise taxes (excluding discontinued operations) decreased $85,822; and net loss from continuing operations decreased $86,178 in the three-month period ending March 31, 1996, as compared to the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Cash decreased during the first three months of 1996 by $629,314 to $362,875. The net decrease in cash is principally attributable to cash used by investing activities ($377,894) and cash used by operating activities ($248,174).

     Despite the fact that the Company sustained losses in the pizza cart business through its investment in Gourmet Carts, Inc., the Company still believes that the mobile cart business could be profitable for the Company, and therefore developed and produced a prototype of a new mobile cart. This new cart was well received early this year, at both the Las Vegas Pizza Show and the International Franchise Show in Washington D.C. The Company has decided to manufacture these carts through a wholly-owned subsidiary, Custom Carts and Trailers, Inc., and intends to patent the oven and pizza cart. The Company believes that the portable oven which was developed with the cooperation of two independent engineers will not only help to sell the pizza carts and franchises, but will also be able to be marketed successfully as a stand-alone product.

     In January, 1996, the Company decided to enter the ceramic coating business and established another wholly-owned subsidiary for this purpose, Advanced Surface Engineering, Inc. Dr. Todd Schlessinger, stepson of the Company's President, developed a nanocomposite self-lubricating ceramic coating which served as the subject matter of his doctorate and was further perfected during the past four years when he was working in the industry. The Company obtained the pending patent rights to this coating together with five other coatings that Dr. Schlessinger has developed, and the Company is in the process of obtaining the use of the equipment needed to commercially produce and market these coatings. This technology is believed to offer improvements to metal, ceramic, polymer/plastic, glass or composite components through hard self-lubricating wear resistant coatings with chemical and corrosion resistance as well as heat resistance. The coatings do not harm or change the dimensions of the product to be coated. Based upon preliminary investigations, the Company believes this process could have widespread applications.

                                                                     FORM 10-QSB
                                                                     PAGE 15

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Con't...)


THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO MARCH 31, 1995 (Cont'd.)

     Despite the continuing losses, the Company still retains significant liquid resources. Current assets at March 31, 1996 were $1,870,706 while current liabilities were only $98,813. Cash, investments in U.S. Treasury Securities, marketable securities, and long-term certificates of deposit totalled $2,401,810 at March 31, 1996. Until its operations generate profits, or the Company finds a business to generate sufficient operating profits, the Company will be unable to report any material profits in its financial statements.

Inflation

     Inflationary factors in recent years have not had a significant effect on the Company's operations. As long as the Company continues to hold treasury securities, certificates of deposit and other interest bearing instruments, changes in interest rates will have a significant impact on such interest income.

                                                                     FORM 10-QSB
                                                                     PAGE 16

            UNIVERSAL FRANCHISE OPPORTUNITIES CORP. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

         Exhibit 11 (a). Computation of Net Income Per Share.

     (b) Reports on Form 8-K. The registrant has not filed any reports on Form 8-K during the three months ended March 31, 1996.

                                                                     FORM 10-QSB
                                                                     PAGE 17

                           PART II - OTHER INFORMATION
                                    CONTINUED

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNIVERSAL FRANCHISE OPPORTUNITIES CORP.

                                   By:  /s/ WALTER SMALL
                                        ------------------------------
                                        Walter Small
                                        President and Treasurer
                                        (Principal financial and duly
                                        authorized officer)

Date: May 14, 1996

                                EXHIBIT INDEX
                                -------------

     Exhibit
     Number       Exhibit
     ------       -------

     11(a)        Computation of Net Income Per Share

     27           Financial Data Schedule